Form 10-Q
period 2009-09-30
SOEFL INC.
filed 2009-11-17
CIK 1452176

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 333-158153

SOEFL INC.
(Exact name of registrant as specified in its charter)

	Nevada	26-3550286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703-4934
(Address of principal executive offices) (Zip Code)

Registrants’s telephone number, including area code (877) 685-1955

Registrants’s facsimile number, including area code (866) 334-2567

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of November 2, 2009, there were 2,135,000 shares of the issuer’s common stock issued and outstanding, par value $0.001.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check is a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

SOEFL INC.

SEPTEMBER 30, 2009 QUARTERLY REPORT ON FORM 10-Q

PART I

Item 1 Interim Financial Statements – Unaudited

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form S-1 filing with the SEC. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form S-1. Notes to the interim financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in our Form S-1 filing have been omitted.

SOEFL INC.

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

September 30, 2009 (Unaudited) and December 31, 2008 (Restated)

SOEFL INC.

(A Development Stage Company)

BALANCE SHEETS

ASSETS
	September 30, 2009	December 31, 2008
	(Unaudited)	(Restated)
CURRENT ASSETS

Cash	$929	$13,200
Prepaid expenses	1,291	2,600

Total Current Assets	2,220	15,800

TOTAL ASSETS	$2,220	$15,800

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Restated)
CURRENT LIABILITIES

Accounts payable	$15,851	$7,716
Accrued interest – related party (Note 3)	73	15
Accrued wages – related party (Note 3)	46,280	13,460
Notes payable – related party (Note 3)	1,941	1,941

Total Current Liabilities	64,145	23,132

TOTAL LIABILITIES	64,145	23,132

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 2,135,000 and 2,135,000 shares issued and outstanding, respectively	2,135	2,135
Additional paid-in capital	12,065	12,065
Deficit accumulated during the development stage	(76,125)	(21,532)

Total Stockholders’ Equity (Deficit)	(61,925)	(7,332)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,220	$15,800

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009	From Inception on October 15, 2008 Through December 31, 2008 (Restated)	From Inception on October 15, 2008 Through September 30, 2009

REVENUE	$-	$-	$-	$-

EXPENSES

Professional and legal fees	5,125	20,391	6,441	26,832
Officer wages	9,600	32,820	13,460	46,280
Incorporation costs	-	-	803	803
General and administrative	389	1,324	813	2,137

Total Expenses	15,114	54,535	21,517	76,052

OPERATING LOSS	(15,114)	(54,535)	(21,517)	(76,052)

OTHER EXPENSE

Interest expense	(19)	(58)	(15)	(73)

Total Other Expense	(19)	(58)	(15)	(73)

LOSS BEFORE INCOME TAX EXPENSE	(15,133)	(54,593)	(21,532)	(76,125)

Income tax expense	-	-	-	-

NET LOSS	$(15,133)	$(54,593)	$(21,532)	$(76,125)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.01)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,135,000	2,135,000	1,516,711

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, October 15, 2008 (date of inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share (Note 3)	1,500,000	1,500	-	-	1,500

Common stock issued for cash at $0.02 per share (Note 5)	635,000	635	12,065	-	12,700

Net loss for the year ended December 31, 2008 (Restated)	-	-	-	(21,532)	(21,532)

Balance December 31, 2008 (Restated)	2,135,000	2,135	12,065	(21,532)	(7,332)

Net loss for the period ended March 31, 2009 (Unaudited)	-	-	-	(22,347)	(22,347)

Net loss for the period ended June 30, 2009 (Unaudited)	-	-	-	(17,113)	(17,113)

Net loss for the period ended September 30, 2009 (Unaudited)	-	-	-	(15,133)	(15,133)

Balance, September 30, 2009 (Unaudited)	2,135,000	$2,135	$12,065	$(76,125)	$(61,925)

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009	From Inception on October 15, 2008 Through December 31, 2008 (Restated)	From Inception on October 15, 2008 Through September 30, 2009

OPERATING ACTIVITIES

Net loss	$(15,133)	$(54,593)	$(21,532)	$(76,125)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	528	1,309	(2,600)	(1,291)
(Decrease) increase in accounts payable	4,986	8,135	7,716	15,851
Increase in accrued expenses – related party	9,619	32,878	13,475	46,353

Net Cash Used in Operating Activities	-	(12,271)	(2,941)	(15,212)

INVESTING ACTIVITIES	-	-	-	-

FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	14,200	14,200
Proceeds from related party notes	-	-	1,941	1,941
Payments on related party notes	-	-	-	-

Net Cash Provided by Financing Activities	-	-	16,141	16,141

INCREASE (DECREASE) IN CASH	-	(12,271)	13,200	929

CASH AT BEGINNING OF PERIOD	929	13,200	-	-

CASH AT END OF PERIOD	$929	$929	$13,200	$929

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-

NON-CASH ACTIVITIES:

Stock issued for officer wages or services	$-	$-	$-	$-
Stock issued for accounts payable	$-	$-	$-	$-
Stock issued for related party notes payable	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2009 (Unaudited) and December 31, 2008 (Restated)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of SOEFL Inc. (the “Company”). The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements contained in the Company’s Form S-1 filing with the Securities and Exchange Commission. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

SOEFL Inc. ("the Company") was incorporated in the State of Nevada as a for-profit company on October 15, 2008 and established a fiscal year end of December 31.

We are a development-stage company organized to enter into and operate online social networking and loyalty marketing services under our SOEFL (“School Of Entirely Free Learning”) and SOEFLpoints brands. Our success will be driven by our ability to create, grow and monetize an online audience in a cost-effective manner and enable advertisers to reach relevant online consumers effectively. Revenues from our social networking and loyalty marketing services will be derived from advertising fees.

On our social networking Web site located at www.soefl.com, we intend to enable users to locate and interact with their acquaintances. Using interactive tools and features we intend to provide our members, as with other social networking Web sites, the ability to contribute to our social networking Web site, distinct, relevant pieces of content, such as names, school affiliations, profiles, biographies, interests and photos.

SOEFLpoints, is to be our online loyalty marketing service, where we intend to provide advertisers with an effective means to reach our online audience with targeted marketing campaigns, while also enabling consumers to earn points-based rewards by responding to email offers, completing online surveys, shopping online and engaging in other online activities. We intend to market products and services of advertisers to our SOEFLpoints members, who register with SOEFLpoints.com through a double opt-in process to receive email marketing messages from us.

b. Basis of Presentation

The Company uses the accrual method of accounting for financial purposes and has elected December 31 as its year-end.

c. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosers.  Accordingly, actual results could differ from those estimates.

d. Fixed Assets

Fixed assets are recorded at cost.  Major additions and improvements are capitalized.  Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred.  Depreciation of property and equipment is determined on a straight-line basis over the expected useful lives.

The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment.

e. Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets".  SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, and addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. This requirement eliminates APB30's requirement that discontinued operations be measured at net realizable value or that entities include under discontinued operations in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

f. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

g. Revenue

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.  The Company has not generated any revenue since its inception.

h. Advertising

The Company will expense its advertising when incurred. There has been no advertising since inception.

i. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

j. Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 had no impact on the Company’s results of operations, financial condition or cash flows.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

SOEFL INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2009 (Unaudited) and December 31, 2008 (Restated)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

j. Recent Accounting Pronouncements (continued)

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

k. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended September 30,2009	For the Nine Months Ended September 30,2009	From Inception on October 15, 2008 Through December 31, 2008 (restated)

Net loss	$(15,133)	$(54,593)	$(21,532)

Weighted average number of shares outstanding	2,135,000	2,135,000	1,516,711

Net loss per share	$(0.01)	$(0.03)	$(0.01)

Net loss per share is computed in accordance with SFAS No. 128, “Earning Per Share”, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding.

NOTE 3 -  RELATED PARTY TRANSACTIONS

Common Stock

On October 16, 2008, corporate officer Ratree Yabamrung acquired 1,500,000 shares of the Company’s common stock at a price of $0.001 per share, or $1,500, which represents 70.26% of the 2,135,000 issued and outstanding common stock of the Company.

Accrued Expenses

For the nine months ended September 30, 2009, the Company accrued $32,820 in wages payable to Ratree Yabamrung, its sole officer and director, which represents having worked 1,641 hours during the period at a rate of $20 per hour.

Notes Payable and Accrued Interest

As of September 30, 2009, the Company had a note payable to an officer totalling $1,941. The note represents cash advances for the payment of general corporate expenses of $1,941. The note is unsecured, due upon demand and accrues interest at the end of each month on the then outstanding balance on a last-in, first-out basis for new funds and payments at the rate of 4.00% per annum.  For the nine months ended September 30, 2009, the Company accrued $58 in interest payable on the note. Accrued interest payable on the note totals $73 at September 30, 2009.

SOEFL INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2009 (Unaudited) and December 31, 2008 (Restated)

NOTE 4 -  GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs.  Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity.  All of these items raise substantial doubt about its ability to continue as a going concern.

Management's plans with respect to alleviating the adverse financial conditions that caused shareholders to express substantial doubt about the Company's ability to continue as a going concern are as follows:

The Company's current assets are not deemed to be sufficient to fund ongoing expenses related to the start up of planned principal operations.  If the Company is not successful in the start up of business operations which produce positive cash flows from operations, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations and cease doing business.

Management believes that the Company will be able to operate for the coming year by obtaining additional loans from Ms. Yabamrung, the sole officer of the Company. However, there can be no assurances that management’s plans will be successful. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 - SIGNIFICANT EVENTS

Private Placement

On October 16, 2008, the Company authorized a private placement offering of up to 1,000,000 shares of common stock at a price of $0.02 per share. The total amount to be raised in this financing was $20,000. Between October 21, 2008 and November 29, 2008, the Company received thirty-five (35) subscriptions, for a total of 635,000 shares of common stock (par value $0.001) in the Company. The Company has received $12,700 in the form of bank drafts as payment for the underlying securities, which securities were subscribed for at a price of $0.02 per share and subsequently issued on December 29, 2008.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements that involve risk, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those identified below, in "Risk Factors" and elsewhere in this report. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information appearing elsewhere in this quarterly report. Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common shares” refer to our shares of common stock. As used in this quarterly report, the terms “we”, “us” and “our” means SOEFL Inc., unless otherwise indicated.

Company Overview

SOEFL is a development stage company incorporated in the State of Nevada on October 15, 2008. We were organized to enter into and operate online social networking and loyalty marketing services under our SOEFL (“School Of Entirely Free Learning”) and SOEFLpoints brands. Our success will be driven by our ability to create, grow and monetize an online audience in a cost-effective manner and enable advertisers to reach relevant online consumers effectively. Revenues from our social networking and loyalty marketing services will be derived from advertising fees.

On our social networking web site located at www.soefl.com, which is currently not yet operational and is “under construction”, we intend to enable users to locate and interact with their acquaintances. Using interactive tools and features we intend to provide our members, as with other social networking web sites, the ability to contribute to our social networking web site, distinct, relevant pieces of content, such as names, school affiliations, profiles, biographies, interests and photos. We intend to have our soefl.com web site operational and able to generate revenues prior to the start of the 2010-2011 U.S. school year in September 2010. We expect the cost of the development of our SOEFL.com web site to be approximately $3,000 in third-party consulting fees and expenses, in addition to the work contributed to the development by our management. Once our SOEFL.com web site is operational, there are many different forms of Internet advertising that we intend to use to generate revenues, which include pay per impression, pay per click, pay per play, or pay per action advertisements to name a few, and the only material uncertainties that management can foresee in respect of our generating revenues from our SOEFL.com web site, would be our inability to generate material revenues. If we are unable to generate material revenues or obtain adequate financing, our business may fail and you may lose some or all of your investment in our common stock.

SOEFLpoints, is to be our online loyalty marketing service, where we intend to provide advertisers with an effective means to reach our online audience with targeted marketing campaigns, while also enabling consumers to earn points-based rewards by responding to email offers, completing online surveys, shopping online and engaging in other online activities. We intend to market products and services of advertisers to our SOEFLpoints members, who register with SOEFLpoints through a double opt-in process to receive email marketing messages from us. We intend to have our SOEFLpoints.com web site operational and able to generate revenues prior to the start of the 2010-2011 U.S. school year in September 2010. We expect the cost of the development of our SOEFLpoints.com web site to be approximately $42,000 and intend to develop this web site using revenues generated from our SOEFL.com web site. If we are unable to generate sufficient revenues, early in 2010, from our SOEFL.com web site so as to develop our SOEFLpoints.com web site, we may be required to postpone development until such time as we have generated sufficient revenues from our SOEFL.com web site. We do not intend to develop our SOEFLpoints.com web site until such time as our SOEFL.com web site has generated sufficient revenues to funds such development.

Plan of Operation

Over the next twelve months, we must raise capital and complete the staged design and development of our SOEFL.com and SOEFLpoints.com Web sites and initiate marketing activities.

Stage One – to be completed within 180 days of this quarterly report

We intend to complete the prototype design and development of our SOEFL.com Web site (the logo, layout and colors to be used and the features and functions to be provided). This is estimated to cost $24,000.

Stage Two – to be completed within 240 days of this quarterly report

We intend to complete the prototype design and development of our SOEFLpoints.com Web site (the logo, layout and colors to be used and the features and functions to be provided). We also intend to complete the final design and development of our SOEFL.com Web site. This is estimated to cost $12,000.

Stage Three – to be completed within 360 days of this quarterly report

We intend to complete the final design and development of our SOEFLpoints.com Web site. We also intend to market our SOEFL.com Web site to prospective members and prospective advertisers. This is estimated to cost $12,000.

If we can complete these stages and we receive a positive reaction from our potential members, we will attempt to raise additional money through a private placement, public offering or long-term loans to continue marketing our SOEFL.com and SOEFLpoints.com Web sites to attract larger numbers of members. We will also continually refine our SOEFL.com and SOEFLpoints.com Web sites and optimize our marketing efforts from the market feedback we receive during the initial marketing phase and from our member’s feedback. We do not at this time have an estimate for this stage.

At present, Ratree Yabamrung, our sole officer and director, in addition to her investment in our common stock, has invested $1,941 in our company. She is willing to make additional financial commitments, but the total amount that she is willing to invest has not yet been determined. At the present time, we have not made any arrangements to raise additional cash; however, we intend to raise additional capital through private placements once we gain a quotation on the Over-The-Counter Bulletin Board, for which there is no assurance. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any phase of our development or marketing efforts because we don't have enough money, we will cease our development and or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our development plan could be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. Our sole officer and director will be responsible for designing and developing the initial SOEFL.com and SOEFLpoints.com Web sites. Once we begin marketing our SOEFL.com and SOEFLpoints.com Web sites, we intend to hire an independent consultant(s) to market the Web site.

We have no current plans, preliminary or otherwise, to merge with any other entity.

Financial Condition, Liquidity and Capital Resources

At September 30, 2009, we had $929 cash on hand and in the bank compared to $13,200 in cash at December 31, 2008. Management believes this amount will not satisfy our cash requirements for the next twelve months and as such we will need to either raise additional proceeds and/or our sole officer and director will need to make additional financial commitments to our company, neither of which is guaranteed. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our SOEFL.com and SOEFLpoints.com Web sites and related services, our marketing campaign, and to offset legal and accounting fees - by financial commitments from our sole officer and director. There is no additional offering planned at present.

At September 30, 2009, we had negative working capital of $61,925 compared to negative working capital of $7,332, at December 31, 2008. This increase in negative working capital is primarily the result of the increased work on our SOEFL.com Web site and increase in amounts payable to our sole officer.

At September 30, 2009, we had total assets of 2,220 consisting of cash of $929 and prepaid expenses of $1,291. Our total assets at December 31, 2008 were $15,800 consisting of cash of $13,200 and prepaid expenses of $2,600. This change is primarily the result of the accounting, auditing, legal and filing fees in respect of the filing of our Registration Statement on Form S-1.

At September 30, 2009, our total liabilities were $64,145, consisting of a note payable and accrued interest to our principle executive officer of $2,014, accrued wages payable to our principle executive officer of $46,280 and accounts payable of $15,851. Our total liabilities at December 31, 2008 were $22,132, consisting of a note payable and accrued interest to our principle executive officer of $1,956, accrued wages payable to our principle executive officer of $13,460 and accounts payable of $6,716. This change is primarily the result of the increased work on our SOEFL.com Web site and increase in amounts payable to our sole officer.

For the nine-month period ended September 30, 2009, net cash used by operating activities was $12,271, net cash used by investment activities was nil, and net cash provided by financing activities was $nil. For the period from Inception on October 15, 2008 through December 31, 2008, net cash used by operating activities was $2,941, net cash used by investment activities was nil, and net cash provided by financing activities was $16,141.

Management has estimated the cost over the next twelve months to be (a) between $48,000 and $72,000 to continue development of our SOEFL.com and SOEFLpoints.com Web sites, and (b) $24,000 to maintain our reporting status. Therefore our current cash on hand will not satisfy our cash requirements for the next twelve months and as such our sole officer and director, Ms. Yabamrung, will need to make additional financial commitments to our company, which is not guaranteed. Ratree Yabamrung, our sole officer and director, in addition to her investment in our common stock, has invested $1,941 in our company. She is willing to make additional financial commitments, but the total amount that she is willing to invest has not yet been determined.

However, Ms. Yabamrung has undertaken, if she is so able to, to provide us with operating and loan capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan.

We plan to satisfy our future cash requirements - primarily the working capital required for the development of our SOEFL.com and SOEFLpoints.com Web sites and to offset legal and accounting fees - by additional financing. This will likely be in the form of future debt or equity financing.

Management believes that if we obtain sufficient funds to operate our business through future debt or equity financing, we may generate sales revenue within the following twelve months thereof. However, additional debt or equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through future equity financing we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, we are highly dependent upon the future equity financing and failure to obtain equity financing would result in our having to seek capital from other resources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a development stage company with no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via future debt or equity financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment. Also management believes if we cannot raise sufficient revenues or maintain our reporting status with the Securities and Exchange Commission we will have to cease all efforts directed towards the company. As such, any investment previously made would be lost in its entirety.

The staged development of our SOEFL.com and SOEFLpoints.com Web sites will continue over the next twelve months. Other than hiring independent consultants to assist in the design and development of our Web sites, we do not anticipate obtaining any further products or services. We do not expect the purchase or sale of plant or any significant equipment and we do not anticipate any change in the number of our employees.  We have no current material commitments.

If we are unable to complete any phase of our development or marketing efforts because we don't have enough money, we will cease our development and or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our development plan could be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Our auditors have issued a "going concern" opinion, which is included in our last Form S-1 filing. . This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no substantial revenues are anticipated. Accordingly, we must raise cash from sources other than from the sale of advertising. Our only other source for cash at this time is investments by our sole officer and director. We must raise cash to implement our business strategy and stay in business. Our success or failure will be determined by our ability to develop and market our SOEFL.com and SOEFLpoints.com Web sites.

As of September 30, 2009, we had a note payable to Ms. Yabamrung totalling $1,941. The note represents legal fees totalling $1,941.

Results of Operations

		For the Nine Months Ended September 30, 2009		From Inception on October 15, 2008 Through December 31, 2008 (restated)		From Inception on October 15, 2008 Through September 30, 2009
Revenue	$	Nil	$	Nil	$	Nil
Operating Expenses		54,593		21,532		76,125
Net Income (Loss)		(54,593)		(21,532)		(76,125)

Our operating expenses consist of professional and legal fees, officer wages, incorporation costs, and general and administrative expenses. Professional and legal fees for the nine-month period ended September 30, 2009 were $20,391 compared to $6,441 for the period from Inception on October 15, 2008 through December 31, 2008. For the nine-month period ended September 30, 2009 accounting fees were $9,000, auditing fees were $6,500 and legal fees were $4,891, compared to $4,500, nil and $1,941 respectively for the period from Inception on October 15, 2008 through December 31, 2008. Officer wages for the nine-month period ended September 30, 2009 were $32,820 compared to $13,460 for the period from Inception on October 15, 2008 through December 31, 2008. During the nine-month period ended September 30, 2009, our president, Ratree Yabamrung, worked 1,641 hours at a rate of $20 per hour and, as a result, we accrued $32,820 in wages payable to Ms. Yabamrung compared to 673 hours at a rate of $20 per hour and$13,460 in accrued wages payable during the period from Inception on October 15, 2008 through December 31, 2008. General and administrative expenses for the nine-month period ended September 30, 2009 was $1,324 compared to $813 for the period from Inception on October 15, 2008 through December 31, 2008. Interest expenses for the nine-month period ended September 30, 2009 was $58 compared to $15 for the period from Inception on October 15, 2008 through December 31, 2008.

The following table shows a breakdown of material components of our expenses:

	For the Nine Months Ended September 30, 2009	From Inception on October 15, 2008 Through December 31, 2008 (restated)	From Inception on October 15, 2008 Through September 30, 2009
Accounting fees	$9,000	$4,500	$13,500
Auditing fees	6,500	nil	6,500
Legal fees	4,891	1,941	6,832
Stock transfer agent fees	nil	nil	nil
General and administrative expenses	1,324	813	2,137
Officer wages	32,820	13,460	46,280

Financing Activities

Financing activities resulted in a net cash inflow of nil for the nine-month period ended September 30, 2009 compared to a net cash inflow of $16,141 for the period from Inception on October 15, 2008 through December 31, 2008.

We intend to seek additional funding through public or private financings to fund our operations through fiscal 2009 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

Additional Disclosure of Outstanding Share Data

As of November 2, 2009, we had 2,135,000 shares of common stock issued and outstanding.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts, nor are any contemplated by management. We do not engage in trading activities involving non-exchange traded contracts.

The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of September 30, 2009, our cash balance was $929. Our plan for satisfying our cash requirements for the next twelve months is through advertising-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate some advertising-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of SOEFL as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have not commenced our planned principal operations and we have not yet generated revenues. As shown on the accompanying financial statements, we incurred a net loss of $21,532 for the period from October 15, 2008 (inception) to December 31, 2008, a net loss of $54,593 for the nine-month period ended September 30, 2009; and a net loss of $76,125 for the period from October 15, 2008 (inception) to September 30, 2009. These conditions raise substantial doubt about our ability to continue as a going concern.

Our Future is Dependent upon Our Ability to Obtain Financing and Upon Future Profitable Operations from the Development of Our Business.

In order to obtain the necessary capital, we will seek equity and/or debt financing. If the financing does not provide sufficient capital, our sole officer and director has agreed to provide sufficient funds as a loan over the next twelve-month period. However, we are dependent upon our ability to secure equity and/or debt financing and there are no assurances that we will be successful. Without sufficient financing, it is unlikely for us to continue as a going concern.

Summary of Product Research and Development that We Will Perform for the Term of Our Plan

We do not anticipate using third-party consultants to perform any significant product research and development under our plan of operation. We anticipate that any product research and development will be performed by our sole officer and director.

Expected Purchase or Sale of Significant Equipment

We do not anticipate the purchase or sale of any significant equipment, as such items are not required by us at this time or in the next twelve months.

Employees and Employment Agreements

We are a development stage company and currently do not have any employees other than our current sole officer and director, Ratree Yabamrung. Effective as of October 16, 2008, we agreed to pay Ms. Yabamrung a professional services’ fee of $20 per hour for time spent on our business. Ms. Yabamrung agreed to have any monies owing to her in relation to her services be considered a loan to our company. Ms. Yabamrung’s fee will accrue each month and will be added to any outstanding loan amount. We presently do not have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our director for time spent as a director.

We do not anticipate hiring employees over the next twelve months. We intend to use the services of third-party consultants to perform various professional services. We believe that this use of third-party consultants may enhance our ability to contain general and administrative expenses.

Facilities

Our registered office is located at 112 North Curry Street, Carson City, Nevada 89703 and our telephone number is (877) 458-6358 and our fax number is (866) 386-6365. Our operational premises are located where our president is operating from, which is her home in Thailand. These operational premises are provided at no charge by our president. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Liquidity and Capital Resources

Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listing or some form of advertising revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Critical Accounting Policies

The following are the accounting policies that we consider to be critical accounting policies. Critical accounting policies are those that are both important to the portrayal of our financial condition and results and those that require the most difficult, subjective, or complex judgments, often as results of the need to make estimates about the effect of matters that are subject to a degree of uncertainty.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated condensed financial statements and accompanying notes included elsewhere in this quarterly report. The United States Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. For additional information, see the notes to consolidated condensed financial statements included elsewhere in this quarterly report and also please refer to our quarterly report on Form 10-K for the year ended October 31, 2008, for a more detailed discussion of our critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

We did not make any material changes in or to our critical accounting policies during the nine-month period ended September 30, 2009.

We adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, and addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. This requirement eliminates APB30's requirement that discontinued operations be measured at net realizable value or that entities include under discontinued operations in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

The carrying amounts of our financial instruments, including cash, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

Recent Accounting Pronouncements

See the notes to the Company’s financial statements contained within this quarterly report on Form 10-Q.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 Controls and Procedures

Not applicable.

Item 4T Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of December 31, 2008, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2008 due to the following material weaknesses:

Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. Going forward, with material, complex and non-routine transactions, management will gain a thorough understanding of the transaction and seek guidance from third-party experts or consultants. Management corrected any errors prior to the release of our company’s December 31, 2008 financial statements (restated).

Our company’s administration is composed of one administrative individual resulting in a situation where there is no segregation of duties. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duties is feasible.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the third quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1 Legal Proceedings

There is no material pending legal proceedings to which our company is a party or of which any of our property is the subject, and no such proceedings are known by us to be contemplated.

There is no material proceeding to which any director, officer, or affiliate of our company, or any owner of record or beneficial owner of more than 5% of any class of voting securities of our company, or any associate of any such director, officer, affiliate of our company, or security holder is a party adverse to our company or has a material interest adverse to our company.

Item 1A Risk Factors

In addition to other information in this quarterly report on Form 10-Q, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward looking statements.

Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

Risks Related to Our Business

If we do not obtain additional financing, our business will fail.

As at September 30, 2008, we had cash on hand of approximately $929. Although we partially completed the design and development of our social networking and loyalty marketing services in September 2009, we will need to obtain additional financing to complete the design and development of our social networking and loyalty marketing services. Our ability to obtain additional financing could be subject to a number of factors outside of our control, including any unanticipated problems relating to the design and development of our social networking and loyalty marketing services, including the costs of third-party website development consultants and additional costs and expenses that may exceed our current estimates.

The fact that we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors’ report in connection with our audited financial statements.

We do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs. Additionally, we have accumulated significant losses, have negative working capital, and a deficit in stockholders’ equity. Because of all of these factors, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products and services gain significant popularity. Management projects that we may require an additional $72,000 to fund our operating expenditures for the next twelve month period. If we are unable to generate material revenues or obtain adequate financing, our business may fail and you may lose some or all of your investment in our common stock.

Since we anticipate operating expenses will increase prior to earning revenue, if any, we may never achieve profitability.

Prior to the completion of the design and development of our social networking and loyalty marketing services and establishing our marketing initiatives, we anticipate that we will incur increased operating expenses without realizing any revenue. Based upon current plans, we expect to incur operating losses in future periods. Anticipated losses will occur because there are expenses associated with the design and development of our social networking and loyalty marketing services and establishing our marketing initiatives. Within the next 12 months, increases in expenses associated with the design and development of our social networking and loyalty marketing services and establishing our marketing initiatives will be attributed primarily to the cost of third-party website development consultants and Internet marketing initiatives.

Since we lack an operating history, we face a high risk of business failure, which may result in the loss of your investment.

We are a development-stage company and have not completed the design and development of our social networking and loyalty marketing services and establishing our marketing initiatives. We were incorporated on October 15, 2008 and to date have been involved primarily in organizational activities and initial design and development of our social networking and loyalty marketing services. Thus we have no way to evaluate the likelihood that we will be able to operate our business successfully. We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for the design and development expenses. As of the date of this prospectus, we have not earned any revenue. Failure to generate revenue may cause us to go out of business, which will result in the complete loss of your investment.

Our sole officer and director is a non-resident of the United States.

Ratree Yabamrung, our sole officer and director, is a non-resident of the United States. Accordingly, investors in this offering may not feel comfortable investing in a company whose management is outside of the country and may have concerns regarding the future stability of the company. There can be no assurance management will ever be run by residents of the United States.

All of our assets and our sole officer and director are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or our sole officer and director.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, our sole officer and director is a national and/or resident of a country other than the United States, and all or a substantial portion of her assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our sole officer and director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal and state securities laws against us or our sole officer and director.

As our sole officer and director has other outside business activities, she may not be in a position to devote a majority of her time to our company, which may result in periodic interruptions or business failure.

Ratree Yabamrung, our sole officer and director, has other outside business activities and currently devotes approximately 30-40 hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient to Ms. Yabamrung, which may result in periodic interruptions or suspensions of our business plan. Such delays could have a significant negative effect on the success of the business.

Key management personnel may leave our company, which could adversely affect our ability to continue operations.

We are entirely dependent on the efforts of Ratree Yabamrung, our sole officer and director. The loss of our sole officer and director, or of other key personnel hired in the future, could have a material adverse effect on the business and our prospects. There is no guarantee that replacement personnel, if any, will help our company to operate profitably. We do not maintain key person life insurance on Ms. Yabamrung.

Since our sole officer and director has no direct experience in the social networking services or loyalty marketing services’ industries, we may never be successful in implementing our business strategy, which will result in the loss of your investment.

Ratree Yabamrung, our sole officer and director, has no direct experience in the marketing of social networking services or the sales of loyalty marketing services. As a result, she may not be fully aware of many of the specific requirements of operating a social networking services and loyalty marketing services’ business. Her decisions and choices may also not account for the business or sales strategies which are commonly deployed in the social networking services and loyalty marketing services’ industry. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to her lack of experience in this area. As a result, we may have to suspend or cease operations, which will result in the loss of your investment.

Compensation may be paid to our officers, directors and employees regardless of our profitability. Such payments may negatively affect our cash flow and our ability to finance our business plan, which would cause our business to fail.

Ratree Yabamrung, our sole officer and director, is receiving compensation and any future employees of our company may be entitled to receive compensation, payments and reimbursements regardless of whether we operate at a profit or a loss. Any compensation received by Ms. Yabamrung, or any other personnel in the future, will be determined from time to time by the Board of Directors, which currently consists of Ms. Yabamrung, or Ms. Yabamrung in her capacity as our sole officer, as applicable. We expect to reimburse our sole officer and director and any future personnel for any direct out-of-pocket expenses they incur on behalf of us.

Our business depends on the development and maintenance of the Internet infrastructure.

The success of our services will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. The Internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements, or problems caused by “viruses,” “worms,” and similar programs may harm the performance of the Internet. The backbone computers of the Internet have been the targets of such programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage generally as well as the level of usage of our services.

We may be unable to protect or enforce our own intellectual property rights adequately.

We regard the protection of our trademarks, copyrights, patents, domain names, trade dress, and trade secrets as critical to our success. We will aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws, and through the domain name dispute resolution system. We will also rely on contractual restrictions to protect our proprietary rights in products and services. We will enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps we will take to protect our intellectual property may not prevent misappropriation of our technology or deter independent development of similar technologies by others. We will pursue the registration of our domain names, trademarks, and service marks in the U.S. and internationally. Effective trademark, copyright, patent, domain name, trade dress, and trade secret protection is very expensive to maintain and may require litigation. We will have to protect our trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location.

We may be subject to intellectual property rights claims in the future, which may be costly to defend, could require the payment of damages and could limit our ability to use certain technologies in the future.

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We may be subject to intellectual property rights claims in the future and our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our products and services to others and may require that we procure substitute products or services for these members.

With respect to any intellectual property rights claim, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms and may significantly increase our operating expenses. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. Any of these results could harm our brand and operating results.

If we cannot create a significant market for our social networking and loyalty marketing services in what is an extremely competitive industry, our business will fail and our shareholders may lose their entire investment.

Our strategy for growth is substantially dependent upon our ability to market our social networking and loyalty marketing services successfully to prospective customers. However, our planned social networking and loyalty marketing services may not achieve significant acceptance among consumers. Such acceptance, if achieved, may not be sustained for any significant period of time. There is no guarantee that any substitute products or services we develop will be sufficient to permit us to recover our associated costs. Failure of our products and services to achieve or sustain market acceptance could have a material adverse effect on our business, financial condition and the results of our operations.

There is a risk that we may be unable to continue our services or continue operations if we experience uninsured losses or an act of God.

We may, but is not required to, obtain comprehensive liability and other business insurance of the types customarily maintained by similar businesses. There are certain types of extraordinary occurrences, however, which may be either uninsurable or not economically insurable. For example, in the event of a major earthquake, our computer systems could be rendered inoperable for protracted periods of time, which would impair our ability to provide social networking and loyalty marketing services and thus adversely affect our financial condition. In the event of a major civil disturbance, our operations could be adversely affected. Should such an uninsured loss occur, we could lose significant revenues and financial opportunities in amounts that would not be partially or fully compensated by insurance proceeds.

Our entire business strategy is dependent on the sale of our loyalty marketing services. If we are unable to achieve our sales estimates we may fail and shareholders may lose their investment.

Our strategy for growth may be substantially dependent upon our ability to market our loyalty marketing services successfully and may require us to introduce successful new products and services. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us. There can be no assurance that we will be able to market and distribute our products and services on acceptable terms, or at all. There can be no assurance that we will be able to develop new products and services that will be commercially successful. Failure to market our products and services successfully, or develop, introduce and market new products and services successfully, could have a material adverse effect on our business, financial condition or the results of our operations.

Customer complaints or negative publicity about our customer service could diminish use of our services.

Customer complaints or negative publicity about our customer service could severely diminish consumer confidence in and use of our services. Measures we will be taking to combat risks of fraud and breaches of privacy and security could damage relations with our customers. These measures will heighten the need for prompt and accurate customer service to resolve irregularities and disputes. Effective customer service requires significant personnel expense, and this expense, if not managed properly, could significantly impact our profitability. Failure to manage or train our customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer and we may lose our customers’ confidence.

If we are unable to provide quality customer support operations in a cost-effective manner, our customers may have negative experiences, we may receive additional negative publicity, our ability to attract new customers may be damaged, and we could become subject to litigation. As a result, revenues could suffer, or operating margins may decrease.

We are dependant on third-party providers for certain services and may not be able to continue operations if there is a disruption in the supply of such services.

Initially, and for the foreseeable future, we will depend upon third-party independent contractors to develop and supply our social networking and loyalty marketing services. Further, we plan on retaining independent contractors to provide other essential services to the company. We also anticipate hiring contractors to enhance our website. Such third party suppliers and contractors have no fiduciary duty to the shareholders of our company and may not perform as expected. Inasmuch as the capacity for certain services by certain third-parties may be limited, the inability of those third-parties, for economic or other reasons, to provide services could have a material adverse effect upon the results of our operations and financial condition.

Our competitors may infringe on our customer base and have an adverse effect upon our business and the results of operations.

We have identified a market opportunity for our social networking and loyalty marketing services in the social networking market. Competitors may enter this segment of the social networking market with superior products and services, thus rendering our products and services obsolete and nullifying our competitive advantage. There may be traditional social networking providers, such as Facebook, Bebo, Friendster, etc., that are better financed and have long standing relationships with our primary potential customers. There can be no guarantee that such pre-existing companies will not mimic our social networking and loyalty marketing services. This would infringe on our customer base and have an adverse affect upon our business and the results of our operations.

We may suffer from rapidly changing products, services and technologies, which could make our products and services obsolete.

The social networking and loyalty marketing services’ industry is generally characterized by rapidly changing products, services and technologies that could result in the obsolescence or short life cycles of our social networking and loyalty marketing services. These market characteristics are exacerbated by the changing nature of the social networking business and the fact that in the near future many companies may introduce social networking and loyalty marketing services similar to those offered by us. Accordingly, our ability to compete will depend upon our ability to continually enhance and improve our social networking and loyalty marketing services, and to provide new and innovative services. Competitors may develop services or technologies that render those of our company obsolete or less marketable. In addition, our systems and services may not prove to be sufficiently reliable or robust in wide spread commercial application.

Risks Related to the Ownership of Our Stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the OTC Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in shares of our common stock. At the date hereof, we are not aware that any market maker has any such intention. We cannot provide our investors with any assurance that our common stock will be quoted on the OTC Bulletin Board or, if quoted, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, general market conditions and other factors. In addition, the stock market has from time to time experience significant price and volume fluctuations that have particular affected the market prices of the shares of developmental stage companies, which may adversely affect the market price of our common stock in a material manner.

Because our sole officer and director, Ratree Yabamrung, owns 70.26% of our outstanding common stock, investors may find that corporate decisions controlled by Ms. Yabamrung are inconsistent with the interests of other stockholders.

Ratree Yabamrung, our sole officer and director, controls 70.26% of our issued and outstanding shares of common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Ms. Yabamrung is able to control who is elected to our Board of Directors and thus could act, or could have the power to act, as our management. Since Ms. Yabamrung is not simply a passive investor, but is also our sole officer, her interests as an executive officer may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Ms. Yabamrung exercising, in a manner fair to all of our shareholders, her fiduciary duties as an officer or as a member of our Board of Directors. Also, due to her stock ownership position, Ms. Yabamrung will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Ms. Yabamrung to their detriment, and (iii) control over transactions between her and SOEFL.

We will likely conduct further offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

We completed an offering of 635,000 shares of our common stock at a price of $0.02 per share to investors on December 29, 2008. Since our inception, we have relied on such sales of our common stock to fund our operations. We will likely be required to conduct additional equity offerings in the future to finance our current business or to finance subsequent businesses that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us could become diluted.

Because Our Common Stock Is Deemed A Low-Priced “Penny” Stock, An Investment In Our Common Stock Should Be Considered High Risk And Subject To Marketability Restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

• Deliver to the customer, and obtain a written receipt for, a disclosure document;

• Disclose certain price information about the stock;

• Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

• Send monthly statements to customers with market and price information about the penny stock; and

• In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

The Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, which we refer to as FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for shares of our common stock.

If we are dissolved, it is unlikely that there will be sufficient assets remaining to distribute to the shareholders.

In the event of our dissolution, any proceeds realized from the liquidation of our assets will be distributed to the shareholders only after all claims of our creditors are satisfied. In that case, the ability of purchasers of the offered shares to recover any portion of his or her purchase price for the offered shares will depend on the amount of funds realized and the claims to be satisfied there from.

Since we are a development-stage company, we do not anticipate paying dividends in the foreseeable future.

We do not anticipate paying dividends on either our common stock or preferred stock in the foreseeable future, but plan rather to retain earnings, if any, for the operation, growth and expansion of our business.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

On October 16, 2008, the Company authorized a private placement offering of up to 1,000,000 shares of common stock at a price of $0.02 per share. The total amount to be raised in this financing was $20,000. Between October 21, 2008 and November 29, 2008, the Company received thirty-five (35) subscriptions, for a total of 635,000 shares of common stock (par value $0.001) in the Company. The Company has received $12,700 in the form of bank drafts as payment for the underlying securities, which securities were subscribed for at a price of $0.02 per share and subsequently issued on December 29, 2008.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Submission of Matters to a Vote of Security Holders

None.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibits Required by Item 601 of Regulation S-K

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on March 23, 2009)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on March 23, 2009)
(10)	Material Contracts
10.1	Shareholder Loan Agreement between SOEFL Inc. and Ratree Yabamrung (incorporated by reference from our Registration Statement on Form S-1 filed on March 23, 2009)
10.2	Form of Subscription Agreement Primary Offering (incorporated by reference from our Registration Statement on Form S-1 filed on March 23, 2009)
(31)	Section 302 Certification
31.1*	Section 302 Certification of Ratree Yabamrung
(32)	Section 906 Certification
32.1*	Section 906 Certification of Ratree Yabamrung
* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOEFL INC.

By: /s/ RATREE YABAMRUNG

Ratree Yabamrung

President, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Dated: November 4, 2009

EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ratree Yabamrung, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SOEFL Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 4, 2009.

By: /s/ RATREE YABAMRUNG

Ratree Yabamrung

President, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Ratree Yabamrung, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the quarterly report on Form 10-Q of SOEFL Inc. for the nine-month period ended September 30, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of SOEFL Inc.

Date: November 4, 2009.

By: /s/ RATREE YABAMRUNG

Ratree Yabamrung

President, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to SOEFL Inc. and will be retained by SOEFL Inc. and furnished to the Securities and Exchange Commission or its staff upon request.