Form 10-K
period 2009-12-31
SOEFL INC.
filed 2010-04-15
CIK 1452176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 333-158153

SOEFL INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3550286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703-4934
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (877) 685-1955

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not available.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,135,000 shares of common stock as of April 12, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not applicable.

SOEFL INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

This annual report contains forward-looking statements that involve risk, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those identified below, in Item 1A Risk Factors and elsewhere in this annual report. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information appearing elsewhere in this annual report. Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

As used in this annual report, the terms “we”, “us” and “our” mean SOEFL Inc., unless otherwise indicated.

Item 1      Business

Overview

SOEFL is a development stage company incorporated in the State of Nevada on October 15, 2008. We intent to operate social networking and loyalty marketing services under our SOEFL (“School Of Entirely Free Learning”) and SOEFLpoints brands. Our success will be driven by our ability to create, grow and monetize an online audience in a cost-effective manner and enable advertisers to reach relevant online consumers effectively. Revenues from our social networking and loyalty marketing services will be derived from advertising fees.

We will build our businesses on the unique characteristics of the Internet, which has transformed the way people express themselves and connect and interact with each other. As Internet usage grows and as new and extensive sources of consumer data become available, online advertising methods are evolving and improving, leading advertisers to increase total advertising spending on the Internet. As a result of these trends, we believe there is a growing opportunity to build and monetize online audiences.

On our social networking Web site located at www.soefl.com, which is currently not yet operational and is “under construction”, we intend to enable users to locate and interact with acquaintances from school, work and the military. We expect that our SOEFL.com Web site will be comprised of a large and diverse group of users. Using interactive tools and features, we intend to provide our members, as with other social networking Web sites, the ability to contribute to our SOEFL.com Web site distinct, relevant pieces of content, such as names, school affiliations, profiles, biographies, interests and photos. This valuable content should be a key component in attracting and retaining members. We intend to have our soefl.com web site operational and able to generate revenues prior to the start of the 2010-2011 U.S. school year in September 2010. We expect the cost of the development of our SOEFL.com web site to be approximately $24,000 in third-party consulting fees and expenses, in addition to the work contributed to the development by our management. Once our SOEFL.com web site is operational, there are many different forms of Internet advertising that we intend to use to generate revenues, which include pay per impression, pay per click, pay per play, or pay per action advertisements to name a few, and the only material uncertainties that management can foresee in respect of our generating revenues from our SOEFL.com web site, would be our inability to generate material revenues. If we are unable to generate material revenues or obtain adequate financing, our business may fail and you may lose some or all of your investment in our common stock.

SOEFLpoints, is to be our online loyalty marketing service, where we intend to provide advertisers with an effective means to reach our online audience with targeted marketing campaigns while also enabling consumers to earn points-based rewards by responding to email offers, completing online surveys, shopping online and engaging in other online activities. We intend to market products and services of advertisers to our SOEFLpoints members, who register with our SOEFLpoints.com Web site through a double opt-in process to receive email marketing messages from us. We intend to have our SOEFLpoints.com web site operational and able to generate revenues prior to the start of the 2011-2012 U.S. school year in September 2011. We expect the cost of the development of our SOEFLpoints.com web site to be approximately $24,000 and intend to develop this web site using revenues generated from our SOEFL.com web site. If we are unable to generate sufficient revenues, early in 2011, from our SOEFL.com web site so as to develop our SOEFLpoints.com web site, we may be required to postpone development until such time as we have generated sufficient revenues from our SOEFL.com web site. We do not intend to develop our SOEFLpoints.com web site until such time as our SOEFL.com web site has generated sufficient revenues to funds such development.

Industry Background

Online Social Networking

Online social networking is rapidly growing and evolving to include a broad spectrum of web sites and online services. From a category that attracted a relatively small number of users a few years ago, social networking Web sites are attracting millions of unique visitors worldwide.

People have a fundamental drive to connect with others, be part of a community, express themselves and maintain personal relationships. Core, life-long relationships are often based on enduring affiliations related to shared experiences such as family, school, workplace or military service. People seek to foster these relationships as well as other meaningful affiliations, such as those based on common interests, hobbies and trends.

Over time, people frequently lose touch with each other for a variety of reasons including geographic moves and job changes. People looking to reconnect with past friends, colleagues and acquaintances have traditionally interacted through a variety of forums, including alumni associations, clubs, family and class reunions and professional organizations, as well as through various communication channels, including the telephone, postal mail and email. We believe there is a growing trend towards using new mediums of communication that facilitate social interaction and enable individuals to find and connect with friends, family and colleagues.

The Internet has helped bridge boundaries as a new communications platform. Email was an early means by which people communicated on the Internet. However, email by itself does not help people find others with common interests or backgrounds or locate past friends and acquaintances. Online social networking Web sites were developed to facilitate the social interaction of large numbers of individuals and are becoming increasingly popular for socializing with friends, family and colleagues. Widespread adoption of broadband Internet access, digital photography and online video has also served as a catalyst for growth in online social networking, facilitating the sharing of content over the Internet.

Social networking Web sites fulfill a number of different needs, allowing users to find and connect with individuals from their past and interact with new people based on shared interests, goals or other criteria. As such, we believe that social networking users generally choose to participate in and develop affiliations through more than one online social networking service. These Web sites and services are used by individuals to post content about themselves and to comment on the content posted by others. Users of social networking services may interact and communicate through email as well as through a variety of other online forums, including instant messaging, blogging, the posting of pictures and videos, voice chat and discussion groups. Many social networking Web sites and services provide users with tools that enable individuals to identify, build and maintain personal networks from their relevant affiliations. Many advertisers, recognizing that consumers spend an increasing amount of time online, view social networking Web sites as an attractive marketing medium for their products and services.

While social networking Web sites have attracted significant online audiences and, as a result, the attention of advertisers, certain aspects of many social networking Web sites pose challenges for advertisers. For example, many branded advertisers want the ability to deliver targeted advertisements to users with certain desirable demographics and demonstrated purchasing ability. However, not all social networking Web sites collect comprehensive demographic data on their members, and many enable users to create "alias" identities whose related profiles may contain incomplete or inaccurate information. In addition, members on social networking Web sites may post forms of user generated content with which advertisers may not want their products or services to be associated.

Many social networking Web sites also face challenges in attracting, retaining and monetizing online audiences. While there is a wide range of online social networking Web sites available today, only a limited number have demonstrated an ability to build large-scale and sustainable audiences. Scale in a social network is required to create a "network effect," where members of the network benefit from the presence of other members, potentially accelerating growth in user activity and Web site visits.

Online Loyalty Marketing

The Internet is a growing channel for advertising and for consumers to find and purchase goods and services. Loyalty marketing programs are generally designed to reward consumers with points that accumulate based on activities and may be redeemed for products and services from participating vendors. These programs have long been popular with airlines, credit card vendors, hotels and retailers. In recent years, loyalty marketing programs have expanded into a comprehensive direct marketing and targeted advertising strategy. Consumer adoption of loyalty marketing programs, however, has traditionally been associated with a single type of activity, such as airline, hotel or credit card selection.

Given the challenges faced by offline direct marketing, such as low response rates and rising costs of direct mail, advertisers are increasingly turning to the Internet to cost-effectively reach and target consumers. Online loyalty marketing enables advertisers to target consumers in ways that are generally impractical with traditional direct marketing channels. Online loyalty marketing services often have the ability to segment members based on personal interests, purchasing behavior and demographic profiles in order to create highly targeted advertising campaigns, thereby optimizing value to the advertiser. Online loyalty marketing services use points as an incentive for members to update their personal interest profile, helping advertisers reach consumers interested in purchasing their products and services. Online loyalty marketing services can also easily measure click-through rates on display advertising and response rates to email offers, providing rapid feedback for advertisers that can be used to identify potential customers and create new targeted offers.

In addition, an online loyalty marketing program that has attracted a large, responsive and loyal member base helps maximize returns on the advertisers' marketing investments. Online loyalty marketing programs that are not explicitly sponsored by a single large consumer brand, such as an airline, hotel chain or department store, appeal to a potentially broader audience because of the breadth of offers and the ability of the consumer to earn rewards quickly and more often.

Our Strategy

We believe that our success will be dependent on the following factors:

A large membership audience and rich databases. We believe that we must create a large membership base and databases of member information.

• We are targeting the school, work and military communities. We believe the relevance of these communities, particularly the high school community, which will be based on members’ personal bonds and experiences from the past, will encourage them to provide us with reliable and valuable profile and other personal information about themselves.

• Providing our social networking members with the ability to provide extensive content that they can post on our SOEFL.com Web site should help us to attract new members, who in turn should add their names and content to our SOEFL.com Web site, which should make our user generated content richer and deeper and thereby possibly attracting even more members.

• We intend that our members who want to join SOEFLpoints will be able to opt to receive daily or weekly email marketing messages, and in doing so could provide us with additional information about themselves and their interests.

Compelling services and sustainable consumer proposition. We believe that we can attract and retain members through differentiated services.

• We believe we will be one of only a relatively small number of online social networking services focused on reconnecting members with people from their past. We intend to build a platform to allow our social networking members to easily affiliate with and participate in communities.

• We believe that, in contrast to many online social networks, our networks should be comprised of defined communities that should be trusted by our members, which should further encourage Web site interaction and member communication.

• We intend to offer loyalty marketing members a way to easily and quickly earn rewards. Members should be able to earn points not only by engaging in everyday activities such as shopping online, but also through a wide variety of other simple actions, such as responding to email offers, taking market research surveys, booking travel and engaging in other online activities.

• We believe that once a member is actively participating in our loyalty marketing service by earning points and redeeming rewards, we believe the member should have a strong disposition to continue using our service to receive additional rewards.

Advertising business model. We believe we can cost-effectively obtain new members and generate revenue through advertising revenues.

• We intend to create and then leverage both our technology and marketing to create personalized emails to encourage members to return to our SOEFL.com Web site to generate advertising revenues.

• We intend to have the ability to segment our members by personal interests, purchasing behavior and demographic profiles, which should enable us to tailor advertisements based on member data and should allow our advertisers to cost-effectively reach consumers interested in the advertisers' products and services.

Our Objective

Our objective is to become a leader in online social networking and online loyalty marketing. Key elements of our business strategy include the following:

Create an engaging member experience on our SOEFL.com Web site. We intend to create, and then continue to improve upon, our service offerings through our social networking and loyalty marketing platforms.

• We expect the vast majority of social networking member activity to be within our high school communities. We intend to develop our platform so that it can connect our members with people from their pasts in order to broaden member engagement by allowing members to affiliate with more narrowly defined or meaningful groups within their college, work and military communities, such as those based on sorority, fraternity or similar life-long relationships.

• We intend to allow people to create affiliations and communities beyond those associated with school, work and the military that we believe will have broad-based appeal to our members, such as affiliations based on local geographic connections or shared interests.

• We intend to provide our members with an easy and entertaining way to interact and share a wider variety of content, such as video emails and enhanced profile functionality. We also intend to leverage third-party content from various eras, such as relevant sports, celebrity and other content, to foster nostalgia among our members.

• We plan to provide numerous ways for our loyalty marketing members to earn points for engaging in everyday online activities. We intend to add features designed to provide our members with a more personalized experience.

Build a membership base. We plan to create consumer awareness of our brands in order to build our membership base.

• We intend to provide a user-friendly registration process on our SOEFL.com Web site.

• In addition to marketing our services through normal online channels, we intend to experiment with, and implement, a variety of marketing techniques, including co-registrations, referral programs and search engine optimization techniques, to generate new members, all with the goal of decreasing our member acquisition costs.

• We intend to create a loyalty marketing membership base, and we intend to cross-market our services to our social networking members with the goal of providing all of our social networking members with the ability to earn points for posting content or otherwise interacting with our social networking services.

Monetization of our SOEFL.com Web site. We intend to generate advertising revenues by continually enhancing the value of our services to advertisers.

• We believe our strategy of continually enhancing member experience and engagement on our SOEFL.com Web site will increase the frequency of visits and the time spent on our SOEFL.com Web site, resulting in both increased advertising inventory and targeting opportunities. We intend to generate advertising revenues by working with brand advertisers seeking to reach relevant online consumers.

• We intend to continually develop sophisticated methods for designing advertising campaigns for our loyalty marketing members that are specifically tailored to an individual's personal interests, purchasing behavior and demographic profile.

Our Services

Online Social Networking

On our SOEFL.com Web site, we intend to enable users to locate and interact with acquaintances from school, work and the military. Using interactive tools and features, we intend to provide our members, as with other social networking Web sites, the ability to contribute to our SOEFL.com Web site distinct, relevant pieces of content, such as names, school affiliations, profiles, biographies, interests and photos. Our members and their user generated content posted on our SOEFL.com Web site should assist us in acquiring new members, and we believe we will be able to receive many new account registrations each day. We believe this valuable content should also bring existing members back to our SOEFL.com Web site.

Membership. We plan that membership on our SOEFL.com Web site will be free and will provide members with access to a number of interactive features. We plan that visitors to our SOEFL.com Web site will be able to become members by completing the registration process and providing their name, age, graduation year and a valid, confirmed email address. Members will be required to affiliate with at least one school, work or military community. In addition, members will be able to provide information about their personal interests and post photos.

It is our intention that members will have access to the following features (note: these features shall be developed incrementally and in no particular order):

• Search. Members can use our search feature to locate individuals within communities of interest and to browse our member database which will be differentiated by high school, college, work place or military unit. Our school communities will be further subdivided into new members, teachers & staff, parents & friends and missing members.

• Post profile information. Members can post information about themselves, including personal profiles, biography information, photos, affiliations and answer multiple choice questions about life, love, family and hobbies.

• View editorial content. Members can view other members' posted information, including personal profiles, biography information, photo albums, affiliations and Q&As.

• Email. Members can send double-blind emails through our SOEFL.com Web site to other SOEFL members and respond to email messages received from other members.

• Read message boards. Members can read messages posted on, our interest group messages boards which may encompass a range of topics, including college life, fraternities and sororities, sports, politics, travel, hobbies, current events and family life.

• Newsletter. Members can subscribe to our weekly newsletter that will contain information on the various features available on SOEFL, a listing of new members who joined their communities that week and announcements relating to new content posted by members within their communities.

• Digital guestbook. We believe that our digital guestbook feature will serve as an "icebreaker" to initiate communication between acquaintances by alerting a SOEFL member when another member visits his or her profile, if the visiting member chooses to leave his or her name.

• Email. Members can send double-blind emails through our SOEFL.com Web site to other SOEFL members and respond to email messages from any other SOEFL member.

• Post to message boards. In addition to reading information posted by members on our SOEFL message boards, members will be able to post content on the message boards and post pictures in the photo albums devoted to their affiliated communities.

• SOEFL maps. Members can access our SOEFL maps feature where the member will be able to generate a map, satellite or hybrid view showing the geographic locations, based on zip codes, provinces and/or countries, of individuals in a member’s affiliated communities.

• SOEFL dating. Members who elect to participate in our online dating feature will be able to view photos and profiles of singles in their geographic area and create a dating profile on our SOEFL.com Web site.

• Reunions. Reunions and events will be able to be organized and invitations will be able to be sent through our SOEFL.com Web site. Members will be able to read posted information regarding reunions and events on our SOEFL.com Web site. Members will be able to track RSVPs to reunions, build surveys, exchange party ideas on private message boards and share pictures in photo albums devoted to the reunion event.

These and all the other features of our SOEFL.com Web site will continually need to evolve to keep up with member expectations and to keep in line with features being provided by other social networking Web sites.

International. We plan to offer our social networking services in many languages, first English, then Spanish, Chinese and we intend to continue to add languages as we ascertain where our members are most prevalent.

Online Loyalty Marketing

We plan that SOEFLpoints will connect advertisers with our members by allowing members to earn rewards points for engaging in online activities. We intend that SOEFLpoints will be a free service and that users need only provide their name, zip code, gender, date of birth, and a valid, confirmed email address to register. Members will be able to register through a double opt-in process to receive direct email marketing and other online loyalty promotions tailored to their personal interests, and will be able to earn points for responding to email offers, taking market research surveys, booking travel, shopping online and engaging in other online activities. We intend that rewards points will be redeemable in the form of third-party gift cards and other benefits from merchants, including retailers, theaters, restaurants, airlines, hotels, etc. We plan that members will also be able to contribute points to charities through our SOEFL.com Web site.

We plan that SOEFLpoints will be able to provide advertisers with an effective means to reach what we expect will become a large online audience with their targeted marketing campaigns. We intend to use a variety of criteria, including personal interests, purchasing behavior and demographic profiles, to create targeted promotions for advertisers. We intend to tailor these marketing campaigns to meet the needs of the specific advertiser, which may include generating sales leads, soliciting information, registrations or the purchase of an advertiser's products, or increasing customer traffic on an advertiser's Web site.

We plan that all of our loyalty marketing revenues will be derived from advertising fees. We expect that advertisers will pay us when our emails are transmitted to members, when members respond to emails and when members complete online transactions.

It is our intention that SOEFLpoints will have the following features (note: these features shall be developed incrementally and in no particular order):

Media Services. We intend that our primary services will allow advertisers to directly market their products or services to SOEFLpoints members through some or all of the following media services:

• Email. We intend to send personalized email marketing messages directed specifically to individual SOEFLpoints members, that showcase a single advertiser or offer. We plan that our members will receive points for clicking through the media links as well as for purchases or other actions taken within a limited time period.

• Newsletters. We intend to email monthly and other periodic newsletters to our SOEFLpoints members on topics such as books, travel and seasonal themes. We plan that each newsletter will feature offers from one or more advertising sponsors.

• Exclusive member offers. We intend to provide exclusive member offers, which will be available on our SOEFLpoints.com Web site, and which will allow advertisers to offer multiple or bundled products and services to SOEFLpoints members through our SOEFLpoints.com Web site and to our members via email.

• Web site placements. We intend to offer sponsorship opportunities for advertisers to prominently display their products and services to our members directly on our SOEFLpoints.com Web site. Display advertisements on our Web sites should provide an additional form of exposure for advertisers to market their products or services.

We believe that this array of media services should allow SOEFLpoints to create targeted marketing campaigns for advertisers by selecting from demographic and behavioral parameters based on personal interests, purchasing behavior and demographic profiles of our SOEFLpoints members.

Shopping. We plan that our SOEFLpoints.com Web site will also serve as an online shopping portal where members will be able to earn points for shopping through our SOEFL.com Web site. We also intend to have a comparative shopping feature that will enable our members to identify point-earning opportunities for products they are looking to purchase online.

Market Research and Online Surveys. We intend to deliver market research surveys, on behalf of market research companies, to a targeted online audience and we intend to be paid on a cost-per-completion basis, which will factor in the feasibility, number of potential respondents and number of completed surveys.

Advertising Sales

Online Social Networking

We intend to generate revenue from our social networking services from advertising fees, which should consisting primarily of fees generated from the display of third-party registration offers at the end of our account registration process, other display advertisements and referring members to third-party Web sites or services. We plan to have text and graphic advertising placements on the user home page, profile page, class list page and most other pages on our SOEFL.com Web site. We intend to be able to target the advertising delivered to our members based on a wide variety of factors, including age, gender, demographic data, profile data and zip code. We plan to sell our advertising inventory ourselves, however we may also use third-party advertising resellers.

Online Loyalty Marketing

We expect that all of our loyalty marketing revenues will be derived from advertising fees. We plan to sell direct marketing solutions to advertisers offering both brand and direct response objectives including display, email and other opportunities. We also plan to use targeting technologies and Web site integrations in order to provide effective solutions for advertisers. We plan to sell our advertising inventory ourselves, however we may also use third-party advertising resellers.

Marketing

Online Social Networking

We plan to focus our marketing efforts for our social networking services primarily on attracting new members. We expect that our primary channels for acquiring new members will be viral marketing (current members telling non-members) and online advertising. We plan to monitor our marketing efforts and continuously modify them to take advantage of changes in the online market, which may increase our spending when the cost to acquire a new member is lower. This strategy could cause our advertising expenses to vary significantly from period to period. We could also engage in a variety of other marketing activities to build our SOEFL and SOEFLpoints brands as well as to acquire new members, including online search initiatives, sponsorships and radio, television and print advertising. To drive potential members to our SOEFL.com Web site without incurring additional acquisition costs, we intend to implement and continually evaluate additional methods that could increase the probability that our SOEFL.com Web site and our content will be represented in the top search results of online search engines.

Online Loyalty Marketing

We plan to focus our marketing efforts for our loyalty marketing services primarily on attracting new members. We expect that the majority of our new member accounts will be derived from co-registration transactions with third-party online service providers which will be on a cost-per-acquisition basis. We intend that new members will be able to enroll in SOEFLpoints through a co-registration process by registering with a third-party at which time they will receive a "check the box" prompt to allow them to enroll in SOEFLpoints. Once a user clicks to enroll in SOEFLpoints, a confirmation email will be automatically generated and sent to the email address provided upon that initial enrollment. Even though a member will be able to enroll in SOEFLpoints through these third-party Web sites, SOEFLpoints membership will not be confirmed until the prospective member validates the email address provided upon that initial enrollment. This two-step enrollment for new members is known as the "double opt-in process." We plan to require all of our members to be enrolled through this double opt-in process in an effort to minimize inadvertent or short-term enrollment and curb inflated member enrollment statistics, which, in turn, should allow us to provide our advertising customers with a willing and interested online audience for their products and services.

We also plan to create a refer-a-friend program whereby our members will be able to earn points for referring new members. In addition, we plan to market our services using online advertising on third-party Web sites. We also intend to develop integrated placements for SOEFLpoints on SOEFL. As part of our evaluation of potential new features to grow our loyalty marketing membership base, we intend to cross-market our services to our social networking members with the goal of providing all of our social networking members with the ability to earn points for posting content, upgrading to a pay account, or otherwise interacting with our social networking services.

Customer Service

We believe that reliable customer service and support will be important to retaining members. We intend to continually monitor the quality of our customer service operations and seek feedback from our members in order to improve our services.

Online Social Networking

We plan to offer a variety of online self-help customer service tools on our SOEFL.com Web site, including features such as a self-guided "get acquainted" tutorial, advice, tips, an internal search engine, step-by-step solutions and answers to frequently asked questions. In addition, we intend to allow our SOEFL members to directly submit a query or customer service request via email through our SOEFL.com Web site. We intend to design our technology systems for efficient processing of customer requests, and we intend to generate automated emails to all online questions submitted by our members. We plan to supplement these online customer service tools with an in-house customer service team comprised of full- and part-time employees. We map at some time in the future provide telephone support and online chat to our social networking members.

Online Loyalty Marketing

We plan on utilizing a two-tiered customer care structure that will enable us to rapidly identify and respond to our loyalty marketing members' inquiries submitted through our SOEFLpoints.com Web site.

Intellectual Property

We will rely upon a combination of trademark, patent, trade secret and copyright law, license agreements and contractual restrictions, including confidentiality agreements, invention assignment agreements and nondisclosure agreements with employees, contractors and suppliers, and others with whom we will conduct business to protect the technology and intellectual property used in our business.

We intend to pursue the registration of our trademarks and service marks in the United States and other countries. We currently hold domain name registrations relating to our brands, specifically SOEFL.com and SOEFLpoints.com.

Competition

Online Social Networking

The social networking market is highly competitive and is characterized by numerous companies offering varying online services. Our market is rapidly evolving to respond to growing consumer demand for compelling social networking services and functionality. As our market continues to evolve, we believe that demand will be met by a number of large social networking companies. We believe the factors that drive long term success are the ability to build a large and active user base and the ability to monetize that user base through subscriptions or advertising. We believe the principal competitive factors for members are the size of the member base, volume and quality of user generated content and the scope of features. We believe that we have a chance to compete in each of these areas. However, many of our current competitors, as well as a number of our potential competitors, have large numbers of registered users and greater financial, technical and marketing resources than we do or will in the near term.

Our social networking services will compete with a wide variety of social networking Web sites, including broad social networking Web sites such as MySpace and Facebook; a number of specialty Web sites, including LinkedIn, Reunion.com and Monster.com's Military.com service, that offer similar online social networking services to those we plan to offer which will be based on school, work or military communities; and an increasing number of schools, employers and associations that maintain their own Internet-based alumni information services. We will also compete with a wide variety of Web sites that provide users with alternative networks and ways of locating and interacting with acquaintances from various affiliations, including Web portals such as Yahoo!, MSN and AOL, and online services designed to locate individuals such as White Pages and US Search. As Internet search engines continue to improve their technology and their ability to locate individuals, including by finding individuals through their profiles on social networking Web sites, these services will increasingly compete with our services. As a result of the growth of the social networking market, a number of companies are either in or attempting to enter this market, either directly or indirectly, some of which may remain significant competitors in the future. In addition, many existing social networking services are broadening their offerings to compete with our planned services. As we develop and then continue to broaden our services so as to evolve into a service used for meeting new people with similar interests or affiliations, we may have to compete with an ever increasing number of social networking Web sites for special niches and areas of interest.

Online Loyalty Marketing

The market for loyalty marketing services is very competitive, and we expect competition to significantly increase in the future as loyalty programs grow in popularity. We believe the primary competitive factors that each of the loyalty marketing services are providing are the number, type and popularity of the participating merchants, the attractiveness of the rewards offered, the number of points awarded for various actions, the ease and speed of earning rewards, and the ability to offer members a robust, user-friendly shopping experience.

Our SOEFLpoints loyalty marketing business will face competition for members from several other loyalty programs that offer competitive online products and services, including Ebates, Upromise and ThankYou Network. We will also face competition from offline loyalty rewards programs that have a significant online presence, such as those operated by credit card, airline and hotel companies.

Online Advertising

We will be dependent upon advertising fees for our revenues. We believe the primary competitive factors for Internet advertising are size of user base, the amount of time users spend on a Web site, the ability to target advertisements to users and the demonstrated success of advertising campaigns. We believe we will be able to compete in each of these areas, although certain competitors do and will have larger user bases and their users may spend more time on their Web sites than on our Web sites.

We will compete for advertising revenues with portal companies, social networking Web sites, online direct marketing businesses, content providers, large Web publishers, Web search engine companies, content aggregation companies, major Internet service providers and various other companies that facilitate Internet advertising. We will also compete with traditional offline advertising channels, such as radio, television and print advertising, because most companies currently spend only a small portion of their advertising budgets on Internet-based advertising. Internet advertising techniques are evolving, and if our technology and advertising serving techniques do not meet and then later keep up with the needs of advertisers, we will not be able to compete effectively. If we fail to persuade companies to advertise on our Web sites, our advertising revenues will be adversely affected.

User Privacy and Trust

General. In the ordinary course of our business, members will provide us with information and content, and we will gather significant amounts of personal information from our members, all of which will become part of our databases. We understand how important the privacy of personal information is and will adopt internal policies and practices relating to, among other things, content guidelines and member privacy.

Privacy policies and controls. The SOEFL and SOEFLpoints privacy policies will be posted on their respective Web sites and will inform members and potential members what information we intend to collect about our members, where and how such information will be collected, and about members' use of our Web sites and our services. Our privacy policies will also explain the choices members have about how their personal information may be used, how we will protect that information, and with whom we will share that information. We will assure our members that we will not sell personal information to third parties without permission.

Privacy concerns of social networking and online loyalty marketing Web sites. There are privacy concerns inherent in all online social networking and online loyalty marketing Web sites. We intend to design SOEFL.com so that members will be able to contact one another only through double blind-emails and will only be permitted to see the content that each member has made public. We intend to give our members a significant amount of control over their experience and over the information that is shared with other members and third parties. We intend that SOEFLpoints.com will share personal information with third-party advertisers only when the member consents to such sharing by expressing an interest in a product or service.

TRUSTe. We intend that each of SOEFL.com and SOEFLpoints.com will become a licensee of the TRUSTe Privacy Program and their respective privacy policies will have to be approved by TRUSTe. TRUSTe is an independent, non-profit organization that promotes responsible online privacy practices and whose goal is to build users' trust and confidence in the Internet.

Government Regulations

Once we launch our social networking Web site SOEFL.com, we will be subject to state, federal and international laws and regulations applicable to online commerce, including user privacy policies, product pricing policies, Web site content and general consumer protection laws. Laws and regulations have been adopted, and may be adopted in the future, that address Internet-related issues, including online content, privacy, online marketing, unsolicited commercial email, taxation, pricing and quality of products and services. Some of these laws and regulations, particularly those that relate specifically to the Internet, were adopted relatively recently and their scope and application may still be subject to uncertainties. Interpretations of these laws, as well as any new or revised law or regulation, which could decrease demand for our services, increase our cost of doing business, result in liabilities for us, restrict our operations or otherwise cause our business to suffer. Our failure, or the failure of our business partners, to accurately anticipate the application of these laws and regulations, or to comply with such laws and regulations, could create liability for us, result in adverse publicity and negatively affect our business.

Privacy, Data and Consumer Protection. The FTC and many state attorneys general are applying federal and state consumer protection laws to the online collection, use and dissemination of personal information and the presentation of Web site content. These regulations include requirements that we establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of certain types of information and provide users with the ability to access, correct and delete some of their personal information stored by us. These regulations also include enforcement and redress provisions. The specific limitations imposed by these regulations are subject to interpretation by courts and other governmental authorities. In addition, the FTC has conducted investigations into the privacy practices of companies that collect personal user information over the Internet and the use and disclosure of that information. We may become subject to the FTC's regulatory and enforcement efforts with respect to current or future regulations, or those of other governmental bodies, which may adversely affect our ability to collect demographic and personal information from members and our ability to use this information in our communications to members, which could adversely affect our marketing efforts. We believe that our information collection and disclosure policies will comply with existing laws, but a determination by a state or federal agency or court that any of our practices do not meet these standards could result in liability and adversely affect our business. In addition, in the European Union member states and other foreign countries, data protection is even more highly regulated and rigidly enforced. To the extent that we expand our business into these countries, we expect that compliance with these regulations will be more burdensome and costly for us.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, regulates the distribution of commercial emails. Among other things, the CAN-SPAM Act provides a right on the part of an email recipient to request the sender to stop sending messages and establishes penalties for the sending of email messages which are intended to deceive the recipient as to source or content. We intend to apply the CAN-SPAM requirements to our email communications, and we intend that our email practices will comply with the requirements of the CAN-SPAM Act.

Digital Millennium Copyright Act of 1998. The Digital Millennium Copyright Act of 1998, or DMCA, among other things, creates limitations on the liability of online service providers for copyright infringement when users of a service post materials that infringe the copyrights of third-parties, as long as the service provider complies with the statutory requirements of the act (including taking down or blocking infringing material). The DMCA, however, does not eliminate potential service provider liability completely. To the extent we are held liable for content posted by our users, the DMCA notwithstanding, it could be potentially costly and harm our reputation or otherwise affect the growth of our business.

Communications Decency Act. The Communications Decency Act of 1996, or CDA, regulates content of material on the Internet, and provides immunity to providers of interactive computer services for claims based on content posted by third-parties. The CDA and the case law interpreting it provide that an interactive computer service provider is immune from liability for obscene, defamatory or other illegal content posted by users of its service unless such service provider engages in activities whereby it may be deemed itself to have been involved in creating or developing the content. If we are held liable for content posted by our users it could be potentially costly and harm our reputation or otherwise affect the growth of our business.

The Child Online Protection Act and The Children's Online Privacy Protection Act. The Child Online Protection Act and the Children's Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from children under 13. The failure to accurately apply or interpret either of these Acts could create liability for us, result in adverse publicity and negatively affect our business.

We may also be subject to regulation not specifically related to the Internet, including laws affecting direct marketers and advertisers. Compliance with these laws, or the adoption or modification of laws applicable to Internet advertising or marketing, could affect our ability to market our services, decrease the demand for our services, increase our costs or otherwise adversely affect our business.

Employees

At present, we have no employees other than our president, Ratree Yabamrung. Her primary interest is our company and she devotes approximately 40 hours per week to our operations.

Management does not plan to hire additional employees at this time. Our president will be responsible for designing and acting as primary developer for our SOEFL.com and SOEFLpoints.com Web sites. Once we begin development of our SOEFL.com and SOEFLpoints.com Web sites, we intend to hire an independent consultant(s) to complete the development and to market the Web site(s). We do not at this time have an estimate for this stage.

We have no current plans, preliminary or otherwise, to merge with any other entity.

Research and Development Activities

During the period from inception on October 15, 2008 through to December 31, 2008, we spent $XXX on research and development of the SOEFL.com Web site. During the 12-month period ended December 31, 2009, we spent approximately $XXX advancing this research and development. Our research and development costs are borne entirely by the company.

Item 1A      Risk Factors

In addition to other information in this annual report on Form 10-K, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward looking statements.

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

As at December 31, 2009, we had cash on hand of approximately $929. As at December 31, 2008 we had cash on hand of approximately $13,200. Although we partially completed the design of our social networking services in December 2009, we will need to obtain additional financing to complete the design and development of our social networking and loyalty marketing services. Our ability to obtain additional financing could be subject to a number of factors outside of our control, including the attraction of our social networking services to consumers, and any unanticipated problems relating to the design and development of our social networking and loyalty marketing services, including the costs of third-party website development consultants and additional costs and expenses that may exceed our current estimates.

The fact that we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors’ report in connection with our audited financial statements.

We do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs. Additionally, we have accumulated significant losses, have negative working capital, and a deficit in stockholders’ equity. Because of all of these factors, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products and services gain significant popularity. Management projects that we may require an additional $76,000 to fund our operating expenditures for the next twelve month period, in addition to the work contributed to the development by our management. If we are unable to generate material revenues or obtain adequate financing, our business may fail and you may lose some or all of your investment in our common stock.

Since we anticipate operating expenses will increase prior to earning revenue, if any, we may never achieve profitability.

Prior to the completion of the design and development of our social networking and loyalty marketing services and establishing our marketing initiatives, we anticipate that we will incur increased operating expenses without realizing any revenue. Based upon current plans, we expect to incur operating losses in future periods. Anticipated losses will occur because there are expenses associated with the design and development of our social networking and loyalty marketing services and establishing our marketing initiatives. Within the next twelve months, increases in expenses associated with the design and development of our social networking and loyalty marketing services and establishing our marketing initiatives will be attributed primarily to the cost of third-party website development consultants and Internet marketing initiatives.

Since we lack an operating history, we face a high risk of business failure, which may result in the loss of your investment.

We are a development-stage company and have not completed the design and development of our social networking and loyalty marketing services and establishing our marketing initiatives. We were incorporated on October 15, 2008 and to date have been involved primarily in organizational activities and initial design of our social networking and loyalty marketing services. Thus we have no way to evaluate the likelihood that we will be able to operate our business successfully. We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for the design and development expenses. As of the date of this prospectus, we have not earned any revenue. Failure to generate revenue may cause us to go out of business, which will result in the complete loss of your investment.

Our officers and directors are a non-resident of the United States.

Both Ratree Yabamrung, our president, treasurer and a director, and Kotchaporn Bousing our secretary and a director, are non-residents of the United States. Accordingly, investors in this offering may not feel comfortable investing in a company whose management is outside of the country and may have concerns regarding the future stability of the company. There can be no assurance management will ever be run by residents of the United States.

All of our assets and our officers and directors are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers and directors.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, our officers and directors are nationals and/or residents of a country other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal and state securities laws against us or our officers or directors.

As our president has other outside business activities, she may not be in a position to devote a majority of her time to our company, which may result in periodic interruptions or business failure.

Ratree Yabamrung, our president, treasurer and a director, has other outside business activities and currently devotes approximately 40 hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient to Ms. Yabamrung, which may result in periodic interruptions or suspensions of our business plan. As Ms. Yabamrung is responsible for the design and primary development of our SOEFL.com and SOEFLpoints.com web sites, and should she be unable to complete the development, we may be required to hire employees or third-party consultants to complete the development and we may not have the necessary funds to do so, if and when required. Such delays or our inability to hire employees or third-party consultants to complete the development could have a significant negative effect on the success of the business and our business may fail and you may lose some or all of your investment in our common stock.

Key management personnel may leave our company, which could adversely affect our ability to continue operations.

We are entirely dependent on the efforts of Ratree Yabamrung, our president, treasurer and a director. The loss of our president, or of other key personnel hired in the future, could have a material adverse effect on the business and our prospects. There is no guarantee that replacement personnel, if any, will help our company to operate profitably. We do not maintain key person life insurance on Ms. Yabamrung.

Since our president has no direct experience in the social networking services or loyalty marketing services’ industries, we may never be successful in implementing our business strategy, which will result in the loss of your investment.

Ratree Yabamrung, our president, treasurer and a director, has no direct experience in the marketing of social networking services or the sales of loyalty marketing services. As a result, she may not be fully aware of many of the specific requirements of operating a social networking services and loyalty marketing services’ business. Her decisions and choices may also not account for the business or sales strategies which are commonly deployed in the social networking services and loyalty marketing services’ industry. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to her lack of experience in this area. As a result, we may have to suspend or cease operations, which will result in the loss of your investment.

Compensation may be paid to our officers, directors and employees regardless of our profitability. Such payments may negatively affect our cash flow and our ability to finance our business plan, which would cause our business to fail.

Ratree Yabamrung, our president, treasurer and a director, is receiving compensation. Kotchaporn Bousing, our secretary and a director, is not receiving compensation. Ms. Yabamrung, Ms. Bousing and any future employees of our company may be entitled to receive compensation, payments and reimbursements regardless of whether we operate at a profit or a loss. Any compensation received by Ms. Yabamrung, Ms. Bousing, or any other personnel in the future, will be determined from time to time by the Board of Directors, which currently consists of Ms. Yabamrung and Ms. Bousing, or Ms. Yabamrung in her capacity as our president, as applicable. We expect to reimburse our president, our secretary and any future personnel for any direct out-of-pocket expenses they incur on behalf of us.

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

We regard the protection of our trademarks, copyrights, patents, domain names, trade dress, and trade secrets as critical to our success. We will aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws, and through the domain name dispute resolution system. We will also rely on contractual restrictions to protect our proprietary rights in products and services. We will enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps we will take to protect our intellectual property may not prevent misappropriation of our technology or deter independent development of similar technologies by others. We intend to pursue the registration of our domain names, trademarks, and service marks in the U.S. and internationally. Effective trademark, copyright, patent, domain name, trade dress, and trade secret protection is very expensive to maintain and may require litigation. We will have to protect our trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location.

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

There is currently no active trading market for our common stock and such a market may not develop or be sustained. Our common stock is quoted on the OTC Bulletin Board under the symbol SOEF, however we cannot provide our investors with any assurance that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, general market conditions and other factors. In addition, the stock market has from time to time experience significant price and volume fluctuations that have particular affected the market prices of the shares of developmental stage companies, which may adversely affect the market price of our common stock in a material manner.

Because our president, Ratree Yabamrung, owns 70.26% of our outstanding common stock, investors may find that corporate decisions controlled by Ms. Yabamrung are inconsistent with the interests of other stockholders.

Ratree Yabamrung, our president, treasurer and a director, controls 70.26% of our issued and outstanding shares of common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Ms. Yabamrung is able to control who is elected to our Board of Directors and thus could act, or could have the power to act, as our management. Since Ms. Yabamrung is not simply a passive investor, but is also our president, her interests as an executive officer may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Ms. Yabamrung exercising, in a manner fair to all of our shareholders, her fiduciary duties as an officer or as a member of our Board of Directors. Also, due to her stock ownership position, Ms. Yabamrung will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Ms. Yabamrung to their detriment, and (iii) control over transactions between her and SOEFL.

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

Item 1B      Unresolved Staff Comments

Not applicable.

Item 2      Properties

Our registered office is located at 112 North Curry Street, Carson City, Nevada 89703 and our telephone number is (877) 685-1955 and our fax number is (866) 334-2567. Our operational premises are located where our president is operating from, which is from her home in Pattaya, Thailand. These operational premises are provided at no charge by our president. We believe our current premises are not adequate for our current operations and we anticipate securing adequate premises in the foreseeable future.

Item 3      Legal Proceedings

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

Item 4      Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Securities

Our shares of common stock, par value $0.001, are quoted for trading on the OTC Bulletin Board under the symbol “SOEF”.

Year Ended December 31, 2009
High	$	Not applicable
Low	$	Not applicable

Holders of Our Common Stock

As of April 12, 2010, there were 36 holders of record of our common stock. Our transfer agent is West Coast Stock Transfer Corporation, 2010 Hancock Street, San Diego, CA 92110.

Dividend Policy

We have not declared or paid any cash dividends since inception. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

• we would not be able to pay our debts as they become due in the usual course of business; or

• our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

Since December 29, 2008, we have not sold any equity securities that were not registered under the Securities Act of 1933.

Purchase of Equity Securities by Our Company and Affiliated Purchasers

None.

Item 6      Selected Financial Data

Not applicable.

Item 7      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

On our social networking web site located at www.soefl.com, which is currently not yet operational and is “under construction”, we intend to enable users to locate and interact with their acquaintances. Using interactive tools and features we intend to provide our members, as with other social networking web sites, the ability to contribute to our social networking web site, distinct, relevant pieces of content, such as names, school affiliations, profiles, biographies, interests and photos. We intend to have our soefl.com web site operational and able to generate revenues prior to the start of the 2010-2011 U.S. school year in September 2010. We expect the cost of the development of our SOEFL.com web site to be approximately $24,000 in third-party consulting fees and expenses, in addition to the work contributed to the development by our management. Once our SOEFL.com web site is operational, there are many different forms of Internet advertising that we intend to use to generate revenues, which include pay per impression, pay per click, pay per play, or pay per action advertisements to name a few, and the only material uncertainties that management can foresee in respect of our generating revenues from our SOEFL.com web site, would be our inability to generate material revenues. If we are unable to generate material revenues or obtain adequate financing, our business may fail and you may lose some or all of your investment in our common stock.

SOEFLpoints, is to be our online loyalty marketing service, where we intend to provide advertisers with an effective means to reach our online audience with targeted marketing campaigns, while also enabling consumers to earn points-based rewards by responding to email offers, completing online surveys, shopping online and engaging in other online activities. We intend to market products and services of advertisers to our SOEFLpoints members, who register with SOEFLpoints through a double opt-in process to receive email marketing messages from us. We intend to have our SOEFLpoints.com web site operational and able to generate revenues prior to the start of the 2011-2012 U.S. school year in September 2011. We expect the cost of the development of our SOEFLpoints.com web site to be approximately $24,000 and intend to develop this web site using revenues generated from our SOEFL.com web site. If we are unable to generate sufficient revenues, early in 2010, from our SOEFL.com web site so as to develop our SOEFLpoints.com web site, we may be required to postpone development until such time as we have generated sufficient revenues from our SOEFL.com web site. We do not intend to develop our SOEFLpoints.com web site until such time as our SOEFL.com web site has generated sufficient revenues to funds such development.

Plan of Operation

Over the next twelve months, we must raise capital and complete the staged design and development of our SOEFL.com and SOEFLpoints.com Web sites and initiate marketing activities.

Stage One – to be completed within 180 days of this annual report

We intend to complete the prototype design and development of our SOEFL.com Web site (the logo, layout and colors to be used and the features and functions to be provided). This is estimated to cost $12,000.

Stage Two – to be completed within 240 days of this annual report

We intend to complete the prototype design of our SOEFLpoints.com Web site (the logo, layout and colors to be used and the features and functions to be provided). We also intend to complete the final design and development of our SOEFL.com Web site. This is estimated to cost $24,000.

Stage Three – to be completed within 360 days of this annual report

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

At present, Ratree Yabamrung, our president, in addition to her investment in our common stock, has invested $1,941 in our company. She is willing to make additional financial commitments, but the total amount that she is willing to invest has not yet been determined. At the present time, we have not made any arrangements to raise additional cash; however, we intend to raise additional capital through private placements once we gain a quotation on the Over-The-Counter Bulletin Board, for which there is no assurance. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

Management does not plan to hire additional employees at this time. Our president will be responsible for designing and acting as primary developer for our SOEFL.com and SOEFLpoints.com Web sites. Once we begin development of our SOEFL.com and SOEFLpoints.com Web sites, we intend to hire an independent consultant(s) to complete the development and to market the Web site(s). We do not at this time have an estimate for this stage.

We have no current plans, preliminary or otherwise, to merge with any other entity.

Over the next twelve months we have estimated that we will need to spend approximately $76,000 on completing these stages, in addition to the work contributed to the development by our management.

Quarter Ended	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010
Officer Wages	10,000	10,000	10,000	10,000
Accounting	8,500	4,500	4,500	4,500
Legal	500	500	500	500
Website Development	-	16,000	16,000	16,000
General and Administrative	1,000	1,000	1,000	1,000
Total	$20,000	$32,000	$32,000	$32,000

Financial Condition, Liquidity and Capital Resources

At December 31, 2009, we had $929 cash on hand and in the bank compared to $13,200 in cash at December 31, 2008. At December 31, 2009, we had negative working capital of $78,889 compared to negative working capital of $7,332, at December 31, 2008. This increase in negative working capital is primarily the result of the increased work on the prototype design and development of our SOEFL.com Web site.

At December 31, 2009, we had total assets of $952 consisting of cash of $929 and prepaid expenses of $23. Our total assets at December 31, 2008 were $15,800 consisting of cash of $13,200 and prepaid expenses of $2,600. This decrease in assets is primarily the result of the use of our cash in respect of the increased work on the prototype design and development of our SOEFL.com Web site.

At December 31, 2009, our total liabilities were $79,841, consisting of a note payable and accrued interest to our principle executive officer of $2,034, accrued wages payable to our principle executive officer of $56,600 and accounts payable of $21,207. Our total liabilities at December 31, 2008 were $23,132, consisting of a note payable and accrued interest to our principle executive officer of $1,956, accrued wages payable to our principle executive officer of $13,460 and accounts payable of $7,716.

For the year ended December 31, 2009, net cash used by operating activities was $12,271, net cash used by investment activities was nil, and net cash provided by financing activities was nil. For the year ended December 31, 2008, net cash used by operating activities was $2,941, net cash used by investment activities was nil, and net cash provided by financing activities was $16,141.

We must raise capital to continue the staged design and development of our SOEFL.com and SOEFLpoints.com Web sites and initiate marketing activities.

Management has estimated the cost over the next twelve months to be (a) $48,000 to continue development of our SOEFL.com and SOEFLpoints.com Web sites, and (b) $24,000 to maintain our reporting status. Therefore our current cash on hand will not satisfy our cash requirements for the next twelve months and as such our president, Ms. Yabamrung, will need to make additional financial commitments to our company, which is not guaranteed. Ratree Yabamrung, our president, treasurer and a director, in addition to her investment in our common stock, has invested $1,941 in our company. She is willing to make additional financial commitments, but the total amount that she is willing to invest has not yet been determined.

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

The staged development of our SOEFL.com and SOEFLpoints.com Web sites will continue over the next twelve months. Other than hiring independent consultants to assist in the development of our Web sites, we do not anticipate obtaining any further products or services. We do not expect the purchase or sale of plant or any significant equipment and we do not anticipate any change in the number of our employees.  We have no current material commitments.

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

Our auditors have issued a "going concern" opinion, which is included in our last Form 10-Q and Form S-1 filings. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no substantial revenues are anticipated. Accordingly, we must raise cash from sources other than from the sale of advertising. Our only other source for cash at this time is investments by our president. We must raise cash to implement our business strategy and stay in business. Our success or failure will be determined by our ability to develop and market our SOEFL.com and SOEFLpoints.com Web sites.

As of December 31, 2009, we had a note payable to our president, Ms. Yabamrung, totalling $1,941. The note represents legal fees totalling $1,941.

Results of Operations

		Year Ended December 31, 2009		Year Ended December 31, 2008		From Inception on October 15, 2008 through December 31, 2009
Revenue	$	Nil	$	Nil	$	Nil
Operating Expenses		71,479		21,517		92,996
Net Income (Loss)		(71,557)		(21,532)		(93,089)

Our operating expenses consist of professional and legal fees, officer wages, incorporation costs, and general and administrative expenses. Professional and legal fees for the year ended December 31, 2009 were $26,929 compared to $6,441 for the year ended December 31, 2008. The increase in professional and legal fees was primarily attributable to accounting, auditing and legal fees in respect of maintaining our reporting status. For the year ended December 31, 2009 accounting fees were $12,000, auditing fees were $8,000, legal fees were $5,776, other professional fees were $365, filing fees were $288 and stock transfer agent fees were $500, compared to $4,500, nil, $1,941, nil, nil and nil respectively for the year ended December 31, 2008. Officer wages for the year ended December 31, 2009 were $43,140 compared to $13,460 for the year ended December 31, 2008. During the year ended December 31, 2009, our president, Ratree Yabamrung, worked 2,157 hours at a rate of $20 per hour and, as a result, we accrued $43,140 in wages payable to Ms. Yabamrung. For the year ended December 31, 2008, Ms. Yabamrung worked 673 hours at a rate of $20 per hour and, as a result, we accrued $13,460 in wages payable to Ms. Yabamrung. Incorporation costs for the year ended December 31, 2009 was nil compared to $803 for the year ended December 31, 2008. General and administrative expenses for the year ended December 31, 2009 was $1,410 compared to $813 for the year ended December 31, 2008.

The following table shows a breakdown of material components of our expenses:

	Year Ended December 31, 2009	Year Ended December 31, 2008	From Inception on October 15, 2008 through December 31, 2009
Accounting fees	12,000	4,500	16,500
Auditing fees	8,000	-	8,000
Legal fees	5,776	1,941	7,717
Stock transfer agent fees	500	-	500
General and administrative expenses	1,410	813	2,223
Officer wages	43,140	13,460	56,600

Financing Activities

Financing activities resulted in a net cash inflow of nil for the one-year period ended December 31, 2009 compared to a net cash inflow of $16,141 for the one-year period ended December 31, 2008.

We intend to seek additional funding through public or private financings to fund our operations through fiscal 2010 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of December 31, 2009, our cash balance was $929. Our plan for satisfying our cash requirements for the next twelve months is through advertising-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate some advertising-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of SOEFL as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have not commenced our planned principal operations and we have not yet generated revenues. As shown on the accompanying financial statements, we incurred a net loss of $21,532 for the period from October 15, 2008 (inception) to December 31, 2008, a net loss of $71,557 for the one-year period ended December 31, 2009; and a net loss of $93,089 for the period from October 15, 2008 (inception) to December 31, 2009. These conditions raise substantial doubt about our ability to continue as a going concern.

Additional Disclosure of Outstanding Share Data

As of April 12, 2010, we had 2,135,000 shares of common stock issued and outstanding.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated condensed financial statements and accompanying notes included elsewhere in this annual report. The United States Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. For additional information, see the notes to consolidated condensed financial statements included elsewhere in this annual report and also please refer to our filing on Form S-1 for the year ended December 31, 2008 and the six-month period ended June 30, 2009, for a more detailed discussion of our critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

We did not make any material changes in or to our critical accounting policies during the year ended December 31, 2009.

The carrying amounts of our financial instruments, including cash, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance under Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles). This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. We adopted ASC 105 effective for our financial statements issued as of October 31, 2009. The adoption of this guidance did not have an impact on our financial statements but will alter the references to accounting literature within the consolidated financial statements.

Item 7A      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8      Financial Statements and Supplementary Data

Our fiscal year end is December 31. Our audited financial statements are stated in U.S. dollars and are prepared in conformity with generally accepted accounting principles of the United States.

Our financial statements for the fiscal year ended December 31, 2009 immediately follow:

SOEFL INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

December 31, 2009 and 2008 (restated) and From Inception on

October 15, 2008 Through December 31, 2009

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

SOEFL, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of SOEFL, Inc. (A Development Stage Company) as of December 31, 2009 and the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2009 and since inception on October 15, 2008 through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SOEFL, Inc. (A Development Stage Company) as of December 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009 and since inception on October 15, 2008 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders’ equity which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 14, 2010

50 South Jones Boulevard, Suite 202, Las Vegas, NV 89107      Tel (888) 727-8251   Fax (888) 782-2351

SOEFL INC.

(A Development Stage Company)

BALANCE SHEETS

ASSETS
December 31, 2009		December 31, 2008
		(restated)
CURRENT ASSETS

Cash	$929	$13,200
Prepaid expenses	23	2,600

Total Current Assets	952	15,800

TOTAL ASSETS	$952	$15,800

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

December 31, 2009		December 31, 2008
		(restated)
CURRENT LIABILITIES

Accounts payable	$21,207	$7,716
Accrued interest – related party (Note 3)	93	15
Accrued wages – related party (Note 3)	56,600	13,460
Notes payable – related party (Note 3)	1,941	1,941

Total Current Liabilities	79,841	23,132

TOTAL LIABILITIES	79,841	23,132

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 2,135,000 and 2,135,000 shares issued and outstanding, respectively	2,135	2,135
Additional paid-in capital	12,065	12,065
Deficit accumulated during the development stage	(93,089)	(21,532)

Total Stockholders’ Equity (Deficit)	(78,889)	(7,332)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$952	$15,800

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2009	From Inception on October 15, 2008 Through December 31, 2008 (restated)	From Inception on October 15, 2008 Through December 31, 2009

REVENUE	$-	$-	$-

EXPENSES

Professional and legal fees	26,929	6,441	33,370
Officer wages	43,140	13,460	56,600
Incorporation costs	-	803	803
General and administrative	1,410	813	2,223

Total Expenses	71,479	21,517	92,996

OPERATING LOSS	(71,479)	(21,517)	(92,996)

OTHER EXPENSE

Interest expense	(78)	(15)	(93)

Total Other Expense	(78)	(15)	(93)

LOSS BEFORE INCOME TAX EXPENSE	(71,557)	(21,532)	(93,089)

Income tax expense	-	-	-

NET LOSS	$(71,557)	$(21,532)	$(93,089)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,135,000	2,135,000

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Paid-in	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, October 15, 2008 (date of inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share (Note 3)	1,500,000	1,500	-	-	1,500

Common stock issued for cash at $0.02 per share (Note 5)	635,000	635	12,065	-	12,700

Net loss for the year ended December 31, 2008 (restated)	-	-	-	(21,532)	(21,532)

Balance, December 31, 2008 (restated)	2,135,000	2,135	12,065	(21,532)	(7,332)

Net loss for the year ended December 31, 2009	-	-	-	(71,557)	(71,557)

Balance, December 31, 2009	2,135,000	$2,135	$12,065	$(93,089)	$(78,889)

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2009	From Inception on October 15, 2008 Through December 31, 2008 (restated)	From Inception on October 15, 2008 Through December 31, 2009

OPERATING ACTIVITIES

Net loss	$(71,557)	$(21,532)	$(93,089)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	2,577	(2,600)	(23)
(Decrease) increase in accounts payable	13,491	7,716	21,207
Increase in accrued expenses – related party	43,218	13,475	56,693

Net Cash Used in Operating Activities	(12,271)	(2,941)	(15,212)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from issuance of stock	-	14,200	14,200
Proceeds from related party notes	-	1,941	1,941
Payments on related party notes	-	-	-

Net Cash Provided by Financing Activities	-	16,141	16,141

INCREASE (DECREASE) IN CASH	(12,271)	13,200	929

CASH AT BEGINNING OF PERIOD	13,200	-	-

CASH AT END OF PERIOD	$929	$13,200	$929

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for officer wages or services	$-	$-	$-
Stock issued for accounts payable	$-	$-	$-
Stock issued for related party notes payable	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2009 and 2008 and From Inception on

October 15, 2008 Through December 31, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SOEFL INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2009 and 2008 and From Inception on

October 15, 2008 Through December 31, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

e. Long-Lived Assets

Our policy regarding long-lived assets is to evaluate the recoverability of our assets when the facts and circumstances suggest that the assets may be impaired. This assessment is performed based on the estimated undiscounted cash flows compared to the carrying value of the assets. If the future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

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

j. Recent Accounting Pronouncements

In June 2009, the FASB issued guidance under Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles). This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. We adopted ASC 105 effective for our financial statements issued as of December 31, 2008. The adoption of this guidance did not have an impact on our financial statements but will alter the references to accounting literature within the consolidated financial statements.

SOEFL INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2009 and 2008 and From Inception on

October 15, 2008 Through December 31, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

k. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008 (restated)	From Inception on October 15, 2008 Through December 31, 2009

Net loss	$(71,557)	$(21,532)	$(93,089)

Weighted average number of shares outstanding	2,135,000	1,516,711	2,135,000

Net loss per share	$(0.03)	$(0.01)	$(0.04)

Net loss per share is computed in accordance with SFAS No. 128, “Earning Per Share”, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding.

l. Income Taxes

The Financial Accounting Standards Board ("FASB") has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No.109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-like1y-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

At the adoption date of January 1, 2008, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files an income tax return in the U.S. federal jurisdiction. The company was incorporated in Nevada in October of 2007; therefore, the Company is subject to U.S. federal examinations by tax authorities since inception. Since Nevada does not have a state income tax no returns are required to be filed in that jurisdiction.

SOEFL INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2009 and 2008 and From Inception on

October 15, 2008 Through December 31, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

l. Income Taxes (continued)

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets and liabilities consist of the following components as of December 31:

	2009	2008
Deferred tax assets:

NOL carryover	$14,191	$3,139

Accrued Liabilities	22,110	5,255

Deferred tax liabilities:	-	-

Valuation allowance	(36,301)	(8,394)

Net deferred tax assets and liabilities	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2008 (restated) and December 31, 2009 due to the following:

	2009	2008

Book income (loss)	(36,305)	(8,397)
Valuation allowance	36,305	8,397

	$-	$-

At December 31, 2009, the Company had net operating loss carryforwards of approximately $31,305 that may be offset against future taxable income from the year 2009 through 2029. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

SOEFL INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2009 and 2008 and From Inception on

October 15, 2008 Through December 31, 2009

NOTE 2 -  RELATED PARTY TRANSACTIONS

Common Stock

On October 16, 2008, Ratree Yabamrung, the Company’s sole officer and director, acquired 1,500,000 shares of the Company’s common stock at a price of $0.001 per share, for total cash consideration of $1,500, which at December 31, 2008 represented 70.26% of the 2,135,000 issued and outstanding common stock of the Company.

Accrued Expenses

For the year ended December 31, 2009, the Company accrued $43,140 in wages payable to Ratree Yabamrung, its president, secretary, treasurer and sole director, which represents having worked 2,157 hours during the period at a rate of $20 per hour.

Notes Payable and Accrued Interest

As of December 31, 2008, the Company had a note payable to an officer totalling $1,941. The note represents cash advances for the payment of general corporate expenses of $1,941. The note is unsecured, due upon demand and accrues interest at the end of each month on the then outstanding balance on a last-in, first-out basis for new funds and payments at the rate of 4.00% per annum.  Accrued interest payable on the note totals $15 at December 31, 2008.

NOTE 3 -  SIGNIFICANT EVENTS

Private Placement

On October 16, 2008, the Company authorized a private placement offering of up to 1,000,000 shares of common stock at a price of $0.02 per share. The total amount to be raised in this financing is $20,000.

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

SOEFL INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2009 and 2008 and From Inception on

October 15, 2008 Through December 31, 2009

NOTE 4 - GOING CONCERN (CONTINUED)

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

NOTE 5 - RESTATED FINANCIAL STATEMENTS

The Company has restated its financial statements for the period from Inception on October 15, 2008 through December 31, 2008 (restated), in conjunction with the PCAOB revocation of the registration of its prior auditor. The Company had its financials re-audited, during which it determined that an adjusting entry was necessary to Professional and legal fees. As a result, the Company determined that an invoice for bookkeeping services in the amount of $1,000, which had not been entered into Professional and legal fees with a corresponding entry into Accounts payables, was required. The adjustment affected balances from the date of Inception on October 15, 2008 through December 31, 2008 by the same amounts as denoted in the table below. The following is a comparison of the summarized financial statements of the Company before and after the restatement:

	Inception on October 15, 2008 Through December 31, 2008
	Original	Restated	Change
BALANCE SHEET
Total Assets	$2,748	$2,748	$-
Total Liabilities	22,132	23,132	1,000
Retained Earnings (Loss)	(20,532)	(21,532)	(1,000)
Total Liabilities and Stockholders' Deficit	$15,800	$15,800	$-

STATEMENT OF OPERATIONS
Loss from Operations	$20,517	$21,517	$1,000
Total Other Expense	15	15	-
Net Loss	$(20,532)	$(21,532)	$(1,000)
Net Loss per Share	(0.01)	(0.01)	-

STATEMENT OF CASH FLOWS
Operating Activities	$(20,532)	$(21,532)	$(1,000)
Investing Activities	-	-	-
Financing Activities	16,141	16,141	-
Cash Ending	$13,200	$13,200	$-

SOEFL INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2009 and 2008 and From Inception on

October 15, 2008 Through December 31, 2009

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events as of April 15, 2009, and has determined there are no subsequent events to be reported.

PART II (Continued)

Item 9      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On August 7, 2009, our Board of Directors dismissed Moore & Associates Chartered, its independent registered public account firm. On the same date, August 7, 2009, the accounting firm of Seale and Beers, CPAs was engaged by our Board of Directors as our new independent registered public account firm. Our Board of Directors and our Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as our independent auditor. None of the reports of Moore & Associates Chartered on our financial statements for the past year or subsequent interim periods contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that our audited financial statements contained in this Registration Statement on Form S-1 for the fiscal year ended December 31, 2008 (restated), contain a going concern qualification in our audited financial statements.

During our most recent fiscal year and the subsequent interim periods thereto, there were no disagreements with Moore and Associates, Chartered whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

On August 7, 2009, we engaged Seale and Beers, CPAs as our independent accountant. During the most recent fiscal year and the interim periods preceding the engagement, we have not consulted Seale and Beers, CPAs regarding any of the matters set forth in Item 304(a)(1)(v) of Regulation S-K.

On August 27, 2009, the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Moore and Associates, Chartered because of violations of PCAOB rules and auditing standards in auditing financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a PCAOB investigation. A copy of the order is available at http://www.pcaobus.org/Enforcement/Disciplinary_Proceedings/2009/08-27_Moore.pdf

We have requested that Moore and Associates, Chartered furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. As of the date of this filing, we have not received this letter.

Item 9A      Controls and Procedures

Not applicable.

Item 9A(T)      Controls and Procedures

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of December 31, 2009, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

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

Our management, including our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2009 due to the following material weaknesses:

Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions. Management did not find any errors and therefore was not required to correct any errors prior to the release of our company’s December 31, 2009 financial statements.

Our company’s administration is composed of one administrative individual resulting in a situation where there is no segregation of duties. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Management intends to add staff this year in order to provide greater segregation of duties within our transaction processing system.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B      Other Information

There was no information to be disclosed in a current report on Form 8-K during the fourth quarter ended December 31, 2009 that was not previously reported.

PART III

Item 10      Directors, Executive Officers and Corporate Governance

The following table sets forth the names, positions and ages of our executive officers and directors. All our directors serve until the next annual meeting of our shareholders or until their successors are elected and qualify. Our board of directors appoints officers and their terms of office are at the discretion of our board of directors.

Name and Residence	Position Held with the Company	Age	Date First Elected or Appointed
Ratree Yabamrung (1) Pattaya, Thailand	President, Treasurer, Director	31	October 15, 2008
Kotchaporn Bousing Pattaya, Thailand	Secretary, Director	34	November 18, 2009

(1)   Resigned as Secretary on November 18, 2009.

Business Experience

The following is a brief account of the education and business experience of each of our directors, executive officers and key employees during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization in which he or she was employed.

Ratree Yabamrung

Ratree Yabamrung is the founder of our company and has been our president and treasurer since October 16, 2008, and a director since inception (October 15, 2008). Ms. Yabamrung has been involved primarily in Internet consulting and marketing over the past 10 years. Since 1999 Ms. Yabamrung has consulted to numerous small and medium sized businesses in the design, development and marketing of Internet Web sites. Her expertise is centered around Web technologies and user interface systems which provide consumers with the tools needed to perform daily personal and business tasks.

Kotchaporn Bousing

Kotchaporn Bousing was appointed Secretary on November 18, 2009. Ms. Bousing has been involved primarily in consulting to small businesses marketing products and services via the Internet. She brings with her knowledge of Internet marketing.

Family Relationships

There are no family relationships among our directors or our executive officers.

Conflicts of Interest

At the present time, we do not foresee any direct conflict of interest between Ms. Yabamrung's other business interests and her involvement in our company. Her primary interest is our company and she devotes approximately 40 hours per week to our operations and is prepared to devote more time as may be required.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

• any bankruptcy petition filed by or against any business of which such person was an executive officer either at the time of the bankruptcy or within two years prior to that time;

• any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

• being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

• being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Corporate Governance

Board of Directors

Ratree Yabamrung and Kotchaporn Bousing are our directors. Because Ms. Yabamrung is our president and treasurer and Ms. Bousing is our secretary, they are not independent. Because Ms. Yabamrung and Ms. Bousing are also the only executive officers of our company, it is not possible for our board of directors to exercise independent supervision over our management. We believe that retaining one or more directors who would qualify as independent would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Orientation and Continuing Education

Due to the size of our board of directors, our board of directors does not have a formal process of orientation or education program for the new members of our board of directors. However, any new directors will be given the opportunity to (a) familiarize themselves with our company, the current director and member of management; (b) review copies of recently publicly filed documents of our company, technical reports and our internal financial information; (c) have access to technical experts and consultants; and (d) review a summary of significant corporate and securities legislation. Due to our small size, our board of directors do not provide continuing education for directors. Board meetings may also include presentations by our management and consultants to give the directors additional insight into our business.

Ethical Business Conduct

Our board of directors has found that the fiduciary duties placed on the director by our governing corporate legislation and the common law and the restrictions placed by applicable corporate legislation on a director’s participation in decisions of our board of directors in which the director has an interest have been sufficient to encourage and promote a culture of ethical business conduct. Also our board of directors carefully examine issues and consults with outside counsels and other advisors in appropriate circumstances to ensure that we conduct our business ethically.

Code of Ethics

We have not adopted a code of ethics because our board of directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our board of directors intends to adopt a code of ethics when circumstances warrant.

Director Nominations

There is no formal process for identifying new candidates. The process of identifying and evaluating candidates for board nomination sometimes begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for directors.

As of the date of this annual report on Form 10-K, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our company does not currently have a policy with regard to the consideration of any director candidates recommended by our stockholders. Our board of directors does not believe that it is necessary to have a policy with regard to the consideration of any director candidates recommended by stockholders as any such candidates can be appropriately evaluated by our board of directors. We, however, encourage stockholders to recommend candidates directly to the secretary by sending communications to “The Secretary of SOEFL Inc.”, 112 North Curry Street, Carson City, Nevada 89703.

Compensation

Our board of directors determines compensation for our officers and directors. In determining the compensation, our board of directors considers the qualifications and experiences of a director or president and the responsibilities and risks of being a director or president of a public company.

Assessments

Our board of directors has no specific procedures for regularly assessing the effectiveness and contribution of our board of directors, its committees, if any, or individual director.

Committees of the Board of Directors

We currently act without a standing audit committee, compensation committee, nominating committee or corporate governance committee but our board of directors acts as our audit, compensation, nominating and corporate governance committee.

Audit Committee Disclosure

Audit Committee Charter

We do not have an audit committee charter.

Composition of the Audit Committee

Our board of directors acts as our audit committee and oversees the accounting and financial reporting processes and audits of the financial statements of our company.

Our board of directors consists of Ratree Yabamrung and Kotchaporn Bousing. Ms. Yabamrung is financially literate, but is not independent.

Relevant Education and Experience

Since 2008 Ms. Yabamrung has been the president of a US public company, namely SOEFL Inc. During these past two years she has been responsible for reviewing financial statements of SOEFL Inc. and has built a good understanding in this regard.

Reliance on Certain Exemptions

Since the commencement of our most recently completed financial year, we have not relied on the exemptions contained in sections 2.4 or 8 of National Instrument 52-110.  Section 2.4 (De Minimis Non-audit Services) provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditors, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditors in the financial year in which the non-audit services were provided.  Section 8 (Exemptions) permits a company to apply to a securities regulatory authority for an exemption from the requirements of National Instrument 52-110 in whole or in part.

Exemption

We are relying on the exemption provided by section 6.1 of National Instrument 52-110 which provides that our company, as a venture issuer, is not required to comply with Part 3 (Composition of the Audit Committee) and Part 5 (Reporting Obligations) of National Instrument 52-110.

Item 11      Executive Compensation

The following table sets forth the compensation paid during the fiscal years ended on December 31, 2009 and 2008. The compensation addresses all compensation awarded to, earned by, or paid to the named executive officer up to December 31, 2009. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ratree Yabamrung President, Treasurer and Director	2009 2008	43,140 13,460	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	43,140 13,460
Kotchaporn Bousing (1) Secretary and Director	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)   Accepted as secretary on November 18, 2009.

We did not pay any other salaries in 2009. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Employment Agreements

At present, we have no employees other than our current president, treasurer and director, Ratree Yabamrung. We have made provisions for paying cash and/or non-cash compensation to Ms. Yabamrung. Effective as of October 15, 2008, we agreed to pay Ms. Yabamrung a professional services’ fee of $20 per hour for time spent on our business. Ms. Yabamrung agreed to have any monies owing to her in relation to her services be considered a loan to our company. Ms. Yabamrung’s fee accrues each month and is added to any outstanding loan amount. If there is sufficient cash flow available from our future operations, we may in the future enter into a written employment agreement with Ms. Yabamrung, or enter into employment agreements with future key staff members.

Director Compensation

Our directors are not compensated by us for acting as such and we did not compensate our directors for acting as such during the fiscal year ended December 31, 2009.

Item 12      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have set forth in the following table certain information regarding the shares of our common stock beneficially owned on April 12, 2010 for (i) each stockholder we know to be the beneficial owner of 5% or more of the shares of our common stock, (ii) each of our company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of April 12, 2010, we had 2,135,000 shares of our common stock issued and outstanding. Accordingly, 2,135,000 shares are entitled to one (1) vote per share at any meeting of shareholders.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Common Stock	Ratree Yabamrung Suite 21, 205.5 Moo 10, Pattaya 2nd Road, Nongprue, Banglamung, Chonburi 20150 Thailand	1,500,000	70.26%
Common Stock	Kotchaporn Bousing 410 Soi Charunrat, Klongton Sai, Klongsan, Bangkok 10600 Thailand	25,000	1.17%
Common Stock	Directors and Officers (2 – as a group)	1,525,000	71.43%

 (1)      Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)       Percentage based on 2,135,000 shares of common stock outstanding on April 12, 2010.

Changes in Control

As of the date of this annual report on Form 10-K, management had no knowledge of any arrangements which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan Information

Since our inception on October 15, 2008, we have not had any equity compensation plans either approved or not approved by our security holders.

Item 13      Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest since our inception on October 15, 2008.

On October 16, 2008, we issued a total of 1,500,000 shares of common stock to Ratree Yabamrung, our president, treasurer and a director, and a holder of approximately 70.26% of issued and outstanding shares of our common stock, for total cash consideration of $1,500. This was accounted for as a purchase of common stock.

Effective as of October 31, 2008, we entered into a shareholder loan agreement with Ms. Yabamrung, whereby Ms. Yabamrung agreed to loan us funds, as required, to operate our business. The term of the loan was indefinite, and the loan could be repaid at any time, in part or in full. It is expected that the loan will be repaid on or prior to December 31, 2010, but this is not required. There were no interest payments during the life of the loan, but the repayment amount would include all interest that accrues while the loan is outstanding. The interest rate on the loan was 4.0% and would accrue annually. The amount outstanding at December 31, 2009 was $1,941, the amount of principal paid since inception on October 15, 2008 was nil, the amount of interest paid since inception on October 15, 2008 is nil and the amount of interest payable at December 31, 2009 was $93.

Director Independence

Our directors, Ratree Yabamrung and Kotchaporn Bousing are not independent because they are officers of our company. The determination of independence of a director has been made using the definition of “independent director” contained under NASDAQ Marketplace Rule 4200(a)(15).

Item 14      Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed or expected to be billed for the most recently completed fiscal years ended December 31, 2009 and 2008 for professional services rendered by Seale and Beers CPA's, LLC, Certified Public Accountants, for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by Seale and Beers CPA's, LLC, Certified Public Accountants, in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2009	2008
Audit Fees	$3,000	Not applicable
Audit Related Fees	Nil	Not applicable
Tax Fees	Nil	Not applicable
All Other Fees	Nil	Not applicable
Total Fees	$3,000	Not applicable

Pre-Approval Policies and Procedures

Effective May 6, 2003, the SEC adopted rules that require that before Seale and Beers CPA's, LLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

• approved by our audit committee; or

• entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

Our board of directors, which acts as our audit committee, pre-approved all services provided by our independent accountant. All of the services and fees described under the categories of “Audit Fees”, “Audit Related Fees”, “Tax Fees” and “All Other Fees” were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of the fees billed by Seale and Beers CPA's, LLC, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Seale and Beers CPA's, LLC.

PART IV

Item 15      Exhibits, Financial Statement Schedules

Exhibits Required by Item 601 of Regulation S-K

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on March 23, 2009)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on March 23, 2009)
(10)	Material Contracts
10.1	Shareholder Loan Agreement between SOEFL Inc. and Ratree Yabamrung (incorporated by reference from our Registration Statement on Form S-1 filed on March 23, 2009)
10.2	Form of Private Placement Subscription Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 23, 2009)
(31)	Section 302 Certification
31.1*	Section 302 Certification of Ratree Yabamrung
31.2*	Section 302 Certification of Kotchaporn Bousing
(32)	Section 906 Certification
32.1*	Section 906 Certification of Ratree Yabamrung
32.2*	Section 906 Certification of Kotchaporn Bousing
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOEFL INC.

By: /s/ RATREE YABAMRUNG

Ratree Yabamrung

President, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

By: /s/ KOTCHAPORN BOUSING

Kotchaporn Bousing

Secretary and Director

Date: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RATREE YABAMRUNG	President, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 15, 2010
/s/ KOTCHAPORN BOUSING	Secretary and Director	April 15, 2010

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

We have not sent to our stockholders any annual report covering our last fiscal year or proxy materials with respect to any annual or other meeting of our stockholders .

EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ratree Yabamrung, certify that:

1. I have reviewed this annual report on Form 10-K of SOEFL Inc.

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

c. evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Date: April 15, 2010.

By: /s/ RATREE YABAMRUNG

Ratree Yabamrung

President, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kotchaporn Bousing, certify that:

1. I have reviewed this annual report on Form 10-K of SOEFL Inc.

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

c. evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Date: April 15, 2010.

By: /s/ KOTCHAPORN BOUSING

Kotchaporn Bousing

Secretary and Director

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Ratree Yabamrung, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the annual report on Form 10-K of SOEFL Inc. for the fiscal year ended December 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of SOEFL Inc.

Date: April 15, 2010.

By: /s/ RATREE YABAMRUNG

Ratree Yabamrung

President, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

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

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Kotchaporn Bousing, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the annual report on Form 10-K of SOEFL Inc. for the fiscal year ended December 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of SOEFL Inc.

Date: April 15, 2010.

By: /s/ KOTCHAPORN BOUSING

Kotchaporn Bousing

Secretary and Director

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