Form 10-Q
period 2010-03-31
SOEFL INC.
filed 2010-05-17
CIK 1452176

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 13, 2010, there were 2,135,000 shares of the issuer’s common stock issued and outstanding, par value $0.001.

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

SOEFL INC.

MARCH 31, 2010 QUARTERLY REPORT ON FORM 10-Q

PART I

Item 1 Interim Financial Statements – Unaudited

The accompanying unaudited interim financial statements of SOEFL Inc. (“SOEFL”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in SOEFL’s Form 10-K filing with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year. Notes to the interim financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form 10-K filing with the SEC have been omitted.

SOEFL INC.

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

March 31, 2010 (Unaudited) and December 31, 2009

SOEFL INC.

(A Development Stage Company)

BALANCE SHEETS

ASSETS
	March 31, 2010	December 31, 2009
	(Unaudited)
CURRENT ASSETS

Cash	$804	$929
Prepaid expenses	23	23

Total Current Assets	827	952

TOTAL ASSETS	$827	$952

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$29,017	$21,207
Accrued interest – related party (Note 3)	112	93
Accrued wages – related party (Note 3)	69,200	56,600
Notes payable – related party (Note 3)	1,941	1,941

Total Current Liabilities	100,270	79,841

TOTAL LIABILITIES	100,270	79,841

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 2,135,000 and 2,135,000 shares issued and outstanding, respectively	2,135	2,135
Additional paid-in capital	12,065	12,065
Deficit accumulated during the development stage	(113,643)	(93,089)

Total Stockholders’ Equity (Deficit)	(99,443)	(78,889)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$827	$952

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	From Inception on October 15, 2008 Through March 31, 2010

REVENUE	$-	$-	$-

EXPENSES

Professional and legal fees	7,875	9,549	41,245
Officer wages	12,600	12,900	69,200
Incorporation costs	-	-	803
General and administrative	60	879	2,283

Total Expenses	20,535	23,328	113,531

OPERATING LOSS	(20,535)	(23,328)	(113,531)

OTHER EXPENSE

Interest expense	(19)	(19)	(112)

Total Other Expense	(19)	(19)	(112)

LOSS BEFORE INCOME TAX EXPENSE	(20,554)	(23,347)	(113,643)

Income tax expense	-	-	-

NET LOSS	$(20,554)	$(23,347)	$(113,643)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,135,000	2,135,000

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, October 15, 2008 (date of inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share (Note 3)	1,500,000	1,500	-	-	1,500

Common stock issued for cash at $0.02 per share (Note 5)	635,000	635	12,065	-	12,700

Net loss for the year ended December 31, 2008 (restated)	-	-	-	(21,532)	(21,532)

Balance December 31, 2008 (restated)	2,135,000	2,135	12,065	(21,532)	(7,332)

Net loss for the year ended December 31, 2009	-	-	-	(71,557)	(71,557)

Balance December 31, 2009	2,135,000	2,135	12,065	(93,089)	(78,889)

Net loss for the period ended March 31, 2010 (Unaudited)	-	-	-	(20,554)	(20,554)

Balance, March 31, 2010 (Unaudited)	2,135,000	$2,135	$12,065	$(113,643)	$(99,443)

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	From Inception on October 15, 2008 Through March 31, 2010

OPERATING ACTIVITIES

Net loss	$(20,554)	$(23,347)	$(113,643)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	-	652	(23)
(Decrease) increase in accounts payable	7,810	1,005	29,017
Increase in accrued expenses – related party	12,619	12,919	69,312

Net Cash Used in Operating Activities	(125)	(8,771)	(15,337)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	14,200
Proceeds from related party notes	-	-	1,941
Payments on related party notes	-	-	-

Net Cash Provided by Financing Activities	-	-	16,141

INCREASE (DECREASE) IN CASH	(125)	(8,771)	804

CASH AT BEGINNING OF PERIOD	929	13,200	-

CASH AT END OF PERIOD	$804	$4,429	$804

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH ACTIVITIES:

Stock issued for officer wages or services	$-	$-	$-
Stock issued for accounts payable	$-	$-	$-
Stock issued for related party notes payable	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

Condensed Notes to the Financial Statements

March 31, 2010 (Unaudited) and December 31, 2009

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of SOEFL Inc. (the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements contained in the Company’s Form 10-K filing with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

NOTE 2 - ORGANIZATION

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

Accrued Expenses

For the three months ended March 31, 2010, the Company accrued $12,600 in wages payable to Ratree Yabamrung, its president, treasurer and a director, which represents having worked 630 hours during the period at a rate of $20 per hour.

Notes Payable and Accrued Interest

As of March 31, 2010, the Company had a note payable to an officer totalling $1,941. The note represents cash advances for the payment of general corporate expenses of $1,941. The note is unsecured, due upon demand and accrues interest at the end of each month on the then outstanding balance on a last-in, first-out basis for new funds and payments at the rate of 4.00% per annum.  For the three months ended March 31, 2010, the Company accrued $19 in interest payable on the note. Accrued interest payable on the note totals $112 at March 31, 2010.

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

SOEFL INC.

(A Development Stage Company)

Condensed Notes to the Financial Statements

March 31, 2010 (Unaudited) and December 31, 2009

NOTE 4 -  GOING CONCERN (CONTINUED)

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

NOTE 5 - SUBSEQUENT EVENTS

Management has evaluated subsequent events as of May 13, 2010, and has determined there are no subsequent events to be reported.

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

Stage One – to be completed within 120 days of this annual report

We intend to complete the prototype design and development of our SOEFL.com Web site (the logo, layout and colors to be used and the features and functions to be provided). This is estimated to cost $12,000.

Stage Two – to be completed within 210 days of this annual report

We intend to complete the prototype design of our SOEFLpoints.com Web site (the logo, layout and colors to be used and the features and functions to be provided). We also intend to complete the final design and development of our SOEFL.com Web site. This is estimated to cost $24,000.

Stage Three – to be completed within 360 days of this annual report

We intend to complete the final design and development of our SOEFLpoints.com Web site. We also intend to market our SOEFL.com Web site to prospective members and prospective advertisers. This is estimated to cost $28,000.

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

Over the next twelve months we have estimated that we will need to spend approximately $128,000 on completing these stages, in addition to the work contributed to the development by our management.

Quarter Ended	Jun 31, 2010	Sep 30, 2010	Dec 30, 2010	Mar 31, 2011
Officer Wages	10,000	10,000	10,000	10,000
Accounting	4,500	4,500	4,500	4,500
Legal	500	500	500	500
Website Development	16,000	16,000	16,000	16,000
General and Administrative	1,000	1,000	1,000	1,000
Total	$32,000	$32,000	$32,000	$32,000

Financial Condition, Liquidity and Capital Resources

At March31, 2010, we had $804 cash on hand and in the bank compared to $4,429 in cash at March 31, 2009. At March 31, 2010, we had negative working capital of $99,443 compared to negative working capital of $29,679, at March 31, 2009. This increase in negative working capital is primarily the result of the increased work on the prototype design and development of our SOEFL.com Web site.

At March 31, 2010, we had total assets of $827 consisting of cash of $804 and prepaid expenses of $23. Our total assets at March 31, 2009 were $6,377 consisting of cash of $4,429 and prepaid expenses of $1,948. This decrease in assets is primarily the result of the use of our cash in respect of the increased work on the prototype design and development of our SOEFL.com Web site.

At March 31, 2010, our total liabilities were $100,270, consisting of a note payable and accrued interest to our principle executive officer of $2,053, accrued wages payable to our principle executive officer of $69,200 and accounts payable of $29,017. Our total liabilities at March 31, 2009 were $36,056, consisting of a note payable and accrued interest to our principle executive officer of $1,975, accrued wages payable to our principle executive officer of $26,360 and accounts payable of $7,721.

For the period ended March 31, 2010, net cash used by operating activities was $125, net cash used by investment activities was nil, and net cash provided by financing activities was nil. For the period ended March 31, 2009, net cash used by operating activities was $8,771, net cash used by investment activities was nil, and net cash provided by financing activities was nil.

We must raise capital to continue the staged design and development of our SOEFL.com and SOEFLpoints.com Web sites and initiate marketing activities.

Management has estimated the cost over the next twelve months to be (a) $64,000 to continue development of our SOEFL.com and SOEFLpoints.com Web sites, and (b) $24,000 to maintain our reporting status. Therefore our current cash on hand will not satisfy our cash requirements for the next twelve months and as such our president, Ms. Yabamrung, will need to make additional financial commitments to our company, which is not guaranteed. Ratree Yabamrung, our president, treasurer and a director, in addition to her investment in our common stock, has invested $1,941 in our company. She is willing to make additional financial commitments, but the total amount that she is willing to invest has not yet been determined.

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

Our auditors have issued a "going concern" opinion, which is included in our last Form 10-K filing. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no substantial revenues are anticipated. Accordingly, we must raise cash from sources other than from the sale of advertising. Our only other source for cash at this time is investments by our president. We must raise cash to implement our business strategy and stay in business. Our success or failure will be determined by our ability to develop and market our SOEFL.com and SOEFLpoints.com Web sites.

As of March 31, 2010, we had a note payable to our president, Ms. Yabamrung, totalling $1,941. The note represents legal fees totalling $1,941.

Results of Operations

		Three Months Ended March 31, 2010		From Inception on October 15, 2008 Through December 31, 2009
Revenue	$	Nil	$	Nil
Operating Expenses		20,535		92,996
Net Income (Loss)		(20,554)		(93,089)

Our operating expenses consist of professional and legal fees, officer wages, incorporation costs, and general and administrative expenses. Professional and legal fees for the period ended March 31, 2010 were $7,875 compared to $9,549 for the period ended March 31, 2009. The decrease in professional and legal fees was primarily attributable to maintaining our reporting status rather than acquiring our reporting status. For the period ended March 31, 2010 accounting fees were $3,000, auditing fees were $4,750 and legal fees were $125, compared to $3,000, $3,500 and $2,809 respectively for the period ended March 31, 2009. Officer wages for the period ended March 31, 2010 were $12,200 compared to $12,900 for the period ended March 31, 2009. During the period ended March 31, 2010, our president, Ratree Yabamrung, worked 610 hours at a rate of $20 per hour and, as a result, we accrued $12,200 in wages payable to Ms. Yabamrung. For the period ended March 31, 2009, Ms. Yabamrung worked 645 hours at a rate of $20 per hour and, as a result, we accrued $12,900 in wages payable to Ms. Yabamrung. General and administrative expenses for the period ended March 31, 2010 was $60 compared to $879 for the period ended March 31, 2009.

The following table shows a breakdown of material components of our expenses:

	Three Months Ended March 31, 2010	From Inception on October 15, 2008 Through December 31, 2009
Accounting fees	$3,000	$16,500
Auditing fees	4,750	8,000
Legal fees	125	7,717
Stock transfer agent fees	-	500
General and administrative expenses	60	2,223
Officer wages	12,200	56,600

Financing Activities

Financing activities resulted in a net cash inflow of nil for the period ended March 31, 2010 compared to a net cash inflow of nil for the period ended March 31, 2009.

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

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of March 31, 2010, our cash balance was $804. Our plan for satisfying our cash requirements for the next twelve months is through advertising-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate some advertising-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Additional Disclosure of Outstanding Share Data

As of May 13, 2010, we had 2,135,000 shares of common stock issued and outstanding.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated condensed financial statements and accompanying notes included elsewhere in this quarterly report. The United States Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. For additional information, see the notes to consolidated condensed financial statements included elsewhere in this quarterly report and also please refer to our annual report on Form 10-K for the year ended December 31, 2009, for a more detailed discussion of our critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

We did not make any material changes in or to our critical accounting policies during the three-month period ended March 31, 2010.

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

Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. Going forward, with material, complex and non-routine transactions, management will gain a thorough understanding of the transaction and seek guidance from third-party experts or consultants. Management corrected any errors prior to the release of our company’s December 31, 2009 financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the first quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As at March 31, 2010, we had cash on hand of approximately $804. As at December 31, 2009 we had cash on hand of approximately $929. Although we partially completed the design of our social networking services in March 2010, we will need to obtain additional financing to complete the design and development of our social networking and loyalty marketing services. Our ability to obtain additional financing could be subject to a number of factors outside of our control, including the attraction of our social networking services to consumers, and any unanticipated problems relating to the design and development of our social networking and loyalty marketing services, including the costs of third-party website development consultants and additional costs and expenses that may exceed our current estimates.

The fact that we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors’ report in connection with our audited financial statements.

We do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs. Additionally, we have accumulated significant losses, have negative working capital, and a deficit in stockholders’ equity. Because of all of these factors, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products and services gain significant popularity. Management projects that we may require an additional $128,000 to fund our operating expenditures for the next twelve month period, in addition to the work contributed to the development by our management. If we are unable to generate material revenues or obtain adequate financing, our business may fail and you may lose some or all of your investment in our common stock.

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

None.

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

Dated: May 14, 2010

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

Date: May 14, 2010.

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

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Ratree Yabamrung, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the quarterly report on Form 10-Q of SOEFL Inc. for the three-month period ended March 31, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of SOEFL Inc.

Date: May 14, 2010.

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