Form 10-Q
period 2010-09-30
SOEFL INC.
filed 2010-10-21
CIK 1452176

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 5, 2010, there were 2,135,000 shares of the issuer’s common stock issued and outstanding, par value $0.001.

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

SOEFL INC.

SEPTEMBER 30, 2010 QUARTERLY REPORT ON FORM 10-Q

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

September 30, 2010 (Unaudited) and December 31, 2009

Condensed Interim Balance Sheets	5
Condensed Interim Statements of Operations	6
Condensed Interim Statements of Stockholders' Equity (Deficit)	7
Condensed Interim Statements of Cash Flows	8
Notes to Unaudited Condensed Interim Financial Statements	9 thru 10

SOEFL INC.

(A Development Stage Company)

CONDENSED INTERIM BALANCE SHEETS

(Unaudited)

ASSETS
September 30, 2010		December 31, 2009
CURRENT ASSETS

Cash	$554	$929
Prepaid expenses	23	23

Total Current Assets	577	952

TOTAL ASSETS	$577	$952

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$8,663	$21,207
Accrued interest – related party (Note 3)	351	93
Accrued wages – related party (Note 3)	75,440	56,600
Notes payable – related party (Note 3)	31,941	1,941

Total Current Liabilities	116,395	79,841

TOTAL LIABILITIES	116,395	79,841

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 2,135,000 and 2,135,000 shares issued and outstanding, respectively	2,135	2,135
Additional paid-in capital	12,065	12,065
Deficit accumulated during the development stage	(130,018)	(93,089)

Total Stockholders’ Equity (Deficit)	(115,818)	(78,889)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$577	$952

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception on October 15, 2008
	2010	2009	2010	2009	Through September 30, 2010

REVENUE	$-	$-	$-	$-	$-

EXPENSES

Professional and legal fees	4,875	5,125	17,625	20,391	50,995
Officer wages	3,120	9,600	18,840	32,820	75,440
Incorporation costs	-	-	-	-	803
General and administrative	45	389	206	1,324	2,429
Total Expenses	8,040	15,114	36,671	54,535	129,667

OPERATING LOSS	(8,040)	(15,114)	(36,671)	(54,535)	(129,667)

OTHER EXPENSE

Interest expense	(220)	(19)	(258)	(58)	(351)

Total Other Expense	(220)	(19)	(258)	(58)	(351)

LOSS BEFORE INCOME TAX EXPENSE	(8,260)	(15,133)	(36,929)	(54,593)	(130,018)

Income tax expense	-	-	-	-	-

NET LOSS	(8,260)	(15,113)	(36,929)	(54,593)	$(130,018)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,135,000	2,135,000	2,135,000	2,135,000

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, October 15, 2008 (date of inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share (Note 3)	1,500,000	1,500	-	-	1,500

Common stock issued for cash at $0.02 per share	635,000	635	12,065	-	12,700

Net loss for the year ended December 31, 2008 (restated)	-	-	-	(21,532)	(21,532)

Balance December 31, 2008 (restated)	2,135,000	2,135	12,065	(21,532)	(7,332)

Net loss for the year ended December 31, 2009	-	-	-	(71,557)	(71,557)

Balance December 31, 2009	2,135,000	2,135	12,065	(93,089)	(78,889)

Net loss for the period ended September 30, 2010 (Unaudited)	-	-	-	(36,929)	(36,929)

Balance, September 30, 2010 (Unaudited)	2,135,000	$2,135	$12,065	$(130,018)	$(115,818)

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30		From Inception on October 15, 2008 Through
	2010	2009	September 30, 2010
OPERATING ACTIVITIES

Net loss	$(36,929)	$(54,593)	$(130,018)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	-	1,309	(23)
(Decrease) increase in accounts payable	17,456	8,135	38,663
Increase in accrued expenses – related party	19,098	32,878	75,791

Net Cash Used in Operating Activities	(375)	(12,271)	(15,587)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	14,200
Proceeds from related party notes	-	-	1,941
Payments on related party notes	-	-	-

Net Cash Provided by Financing Activities	-	-	16,141

INCREASE (DECREASE) IN CASH	(375)	(12,271)	554

CASH AT BEGINNING OF PERIOD	929	13,200	-

CASH AT END OF PERIOD	$554	$929	$554

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH ACTIVITIES:

Stock issued for officer wages or services	$-	$-	$-
Stock issued for accounts payable	$-	$-	$-
Stock issued for related party notes payable	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

September 30, 2010 (Unaudited) and December 31, 2009

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of SOEFL Inc. (the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the unaudited condensed interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these unaudited condensed interim financial statements be read in conjunction with the Company’s most recent audited financial statements contained in the Company’s Form 10-K filing with the Securities and Exchange Commission. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Accrued Expenses

For the nine months ended September 30, 2010, the Company accrued $18,840 in wages payable to Ratree Yabamrung, its president, treasurer and a director, which represents having worked 942 hours during the period at a rate of $20 per hour.

Notes Payable and Accrued Interest

As of September 30, 2010, the Company had a note payable to an officer totalling $31,941. The note represents cash advances for the payment of general corporate expenses of $31,941. The note is unsecured, due upon demand and accrues interest at the rate of 4.00% per annum. Interest is calculated monthly on the outstanding balance on the last day of the month after accounting for all new funds and payments made during the month. For the nine months ended September 30, 2010, the Company accrued $258 in interest payable on the note. Accrued interest payable on the note totals $351 at September 30, 2010.

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

September 30, 2010 (Unaudited) and December 31, 2009

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

Management believes that the Company will be able to operate for the coming year by obtaining additional loans from Ms. Yabamrung, the president, treasurer and a director of the Company. However, there can be no assurances that management’s plans will be successful. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

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

NOTE 6 -

SUBSEQUENT EVENTS

Management has evaluated subsequent events as of October 5, 2010, and has determined there are no other subsequent events to be reported.

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

At present, Ratree Yabamrung, our president, in addition to her investment in our common stock, has invested $31,941 in our company. She is willing to make additional financial commitments, but the total amount that she is willing to invest has not yet been determined. At the present time, we have not made any arrangements to raise additional cash; however, we intend to raise additional capital through private placements. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

Quarter Ended	Dec 31, 2010	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011
Officer Wages	10,000	10,000	10,000	10,000
Accounting	4,500	4,500	4,500	4,500
Legal	500	500	500	500
Website Development	16,000	16,000	16,000	16,000
General and Administrative	1,000	1,000	1,000	1,000
Total	$32,000	$32,000	$32,000	$32,000

Financial Condition, Liquidity and Capital Resources

At September 30, 2010, we had $554 cash on hand and in the bank compared to $929 in cash at September 30, 2009. At September 30, 2010, we had negative working capital of $115,818 compared to negative working capital of $61,925, at September 30, 2009. This increase in negative working capital is primarily the result of the increased work on the prototype design and development of our SOEFL.com Web site.

At September 30, 2010, we had total assets of $577 consisting of cash of $554 and prepaid expenses of $23. Our total assets at September 30, 2009 were $2,220 consisting of cash of $929 and prepaid expenses of $1,291. This decrease in assets is primarily the result of the use of our cash in respect of the increased work on the prototype design and development of our SOEFL.com Web site.

At September 30, 2010, our total liabilities were $116,395, consisting of a note payable and accrued interest to our principle executive officer of $32,292, accrued wages payable to our principal executive officer of $75,440 and accounts payable of $8,663. Our total liabilities at September 30, 2009 were $64,145, consisting of a note payable and accrued interest to our principle executive officer of $2,014, accrued wages payable to our principal executive officer of $46,280 and accounts payable of $15,851.

For the period ended September 30, 2010, net cash used by operating activities was $375, net cash used by investment activities was nil, and net cash provided by financing activities was nil. For the period ended September 30, 2009, net cash used by operating activities was $12,271, net cash used by investment activities was nil, and net cash provided by financing activities was nil.

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

As of September 30, 2010, we had a note payable to our president, Ms. Yabamrung, totalling $31,941. The note represents general corporate expenses totalling $31,941.

Results of Operations

		Nine Months Ended September 30, 2010		From Inception on October 15, 2008 Through September 30, 2010
Revenue	$	Nil	$	Nil
Operating Expenses		36,671		129,667
Net Income (Loss)		(36,929)		(130,018)

Our operating expenses consist of professional and legal fees, officer wages, incorporation costs, and general and administrative expenses. Professional and legal fees for the period ended September 30, 2010 were $17,625 compared to $20,391 for the period ended September 30, 2009. The decrease in professional and legal fees was primarily attributable to maintaining our reporting status rather than acquiring our reporting status. For the period ended September 30, 2010 accounting fees were $9,000, auditing fees were $8,250, legal fees were $375 and professional fees were nil, compared to $9,000, $6,500, $4,526 and $365 respectively for the period ended September 30, 2009. Officer wages for the period ended September 30, 2010 were $18,840 compared to $32,820 for the period ended September 30, 2009. During the period ended September 30, 2010, our president, Ratree Yabamrung, worked 942 hours at a rate of $20 per hour and, as a result, we accrued $18,840 in wages payable to Ms. Yabamrung. For the period ended September 30, 2009, Ms. Yabamrung worked 1,641 hours at a rate of $20 per hour and, as a result, we accrued $32,820 in wages payable to Ms. Yabamrung. General and administrative expenses for the period ended September 30, 2010 was $206 compared to $1,324 for the period ended September 30, 2009.

The following table shows a breakdown of material components of our expenses:

	Nine Months Ended September 30, 2010	From Inception on October 15, 2008 Through September 30, 2010
Accounting fees	$9,000	$25,500
Auditing fees	8,250	16,250
Legal fees	375	8,092
SEC filing fees	-	288
Third-party consulting fees	-	365
Stock transfer agent fees	-	500
General and administrative expenses	206	2,429
Officer wages	18,840	75,440

Financing Activities

Financing activities resulted in a net cash inflow of nil for the period ended September 30, 2010 compared to a net cash inflow of nil for the period ended September 30, 2009.

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

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of September 30, 2010, our cash balance was $554. Our plan for satisfying our cash requirements for the next twelve months is through advertising-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate some advertising-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Additional Disclosure of Outstanding Share Data

As of October 5, 2010, we had 2,135,000 shares of common stock issued and outstanding.

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

We did not make any material changes in or to our critical accounting policies during the nine-month period ended September 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the third quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As at September 30, 2010, we had cash on hand of approximately $554. As at December 31, 2009 we had cash on hand of approximately $929. Although we partially completed the design of our social networking services in fiscal 2010, we will need to obtain additional financing to complete the design and development of our social networking and loyalty marketing services. Our ability to obtain additional financing could be subject to a number of factors outside of our control, including the attraction of our social networking services to consumers, and any unanticipated problems relating to the design and development of our social networking and loyalty marketing services, including the costs of third-party website development consultants and additional costs and expenses that may exceed our current estimates.

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

Ratree Yabamrung, our president, treasurer and a director, has other outside business activities and currently devotes approximately 15-25 hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient to Ms. Yabamrung, which may result in periodic interruptions or suspensions of our business plan. As Ms. Yabamrung is responsible for the design and primary development of our SOEFL.com and SOEFLpoints.com web sites, and should she be unable to complete the development, we may be required to hire employees or third-party consultants to complete the development and we may not have the necessary funds to do so, if and when required. Such delays or our inability to hire employees or third-party consultants to complete the development could have a significant negative effect on the success of the business and our business may fail and you may lose some or all of your investment in our common stock.

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

Dated: October 7, 2010

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

Date: October 7, 2010.

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

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Ratree Yabamrung, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

the quarterly report on Form 10-Q of SOEFL Inc. for the nine-month period ended September 30, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of SOEFL Inc.

Date: October 7, 2010.

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