Form 10-K
period 2010-12-31
SOEFL INC.
filed 2011-04-07
CIK 1452176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,135,000 shares of common stock as of April 6, 2011.

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

SOEFL INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

INDEX

		Page
	PART I
Item 1	Business	4
Item 1A	Risk Factors	15
Item 1B	Unresolved Staff Comments	21
Item 2	Properties	21
Item 3	Legal Proceedings	22
Item 4	Submission of Matters to a Vote of Securities Holders	22
	PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6	Selected Financial Data	23
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	29
Item 8	Financial Statements and Supplementary Data	29
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	43
Item 9A	Controls and Procedures	40
Item 9A(T)	Controls and Procedures	40
Item 9B	Other Information	41
PART III
Item 10	Directors, Executive Officers and Corporate Governance	42
Item 11	Executive Compensation	45
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	46
Item 13	Certain Relationships and Related Transactions, and Director Independence	47
Item 14	Principal Accounting Fees and Services	47
PART IV
Item 15	Exhibits, Financial Statement Schedules	49

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

On our social networking web site located at www.soefl.com, which is currently not yet operational and is “under construction”, we intend to enable users to locate and interact with their acquaintances. Using interactive tools and features we intend to provide our members, as with other social networking web sites, the ability to contribute to our social networking web site, distinct, relevant pieces of content, such as names, school affiliations, profiles, biographies, interests and photos. We intend to have our soefl.com web site operational within six-months of us raising the capital necessary to fund the development of our SOEFL.com web site. We expect the cost of the development of our SOEFL.com web site to be approximately $24,000 in third-party consulting fees and expenses, in addition to the work contributed to the development by our management. Once our SOEFL.com web site is operational, there are many different forms of Internet advertising that we intend to use to generate revenues, which include pay per impression, pay per click, pay per play, or pay per action advertisements to name a few, and the only material uncertainties that management can foresee in respect of our generating revenues from our SOEFL.com web site, would be our inability to generate material revenues. If we are unable to generate material revenues or obtain adequate financing, our business may fail and you may lose some or all of your investment in our common stock.

SOEFLpoints is to be our online loyalty marketing service where we intend to provide advertisers with an effective means to reach our online audience with targeted marketing campaigns, while also enabling consumers to earn points-based rewards by responding to email offers, completing online surveys, shopping online and engaging in other online activities. We intend to market products and services of advertisers to our SOEFLpoints members, who will register with SOEFLpoints through a double opt-in process. We intend to have our SOEFLpoints.com web site operational within six-months of our SOEFL.com web site becoming operational. We expect the cost of the development of our SOEFLpoints.com web site to be approximately $24,000 and intend to develop this web site using revenues generated from our SOEFL.com web site. If we are unable to generate sufficient revenues from our SOEFL.com web site so as to develop our SOEFLpoints.com web site, we may be required to postpone development until such time as we have generated sufficient revenues from our SOEFL.com web site. We do not intend to develop our SOEFLpoints.com web site until such time as our SOEFL.com web site has generated sufficient revenues to funds such development.

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

Employees

At present, we have no employees other than our president, Ratree Yabamrung. Her primary interest is our company and she devotes approximately 20 hours per week to our operations.

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

Research and Development Activities

During the period from inception on October 15, 2008 through to December 31, 2009, we spent $0 on research and development of the SOEFL.com Web site. During the 12-month period ended December 31, 2010, we spent approximately $0 advancing this research and development. Our research and development costs are borne entirely by the company.

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

As at December 31, 2010, we had cash on hand of approximately $304. As at December 31, 2009 we had cash on hand of approximately $929. Although we partially completed the design of our social networking services in December 2010, we will need to obtain additional financing to complete the design and development of our social networking and loyalty marketing services. Our ability to obtain additional financing could be subject to a number of factors outside of our control, including the attraction of our social networking services to consumers, and any unanticipated problems relating to the design and development of our social networking and loyalty marketing services, including the costs of third-party website development consultants and additional costs and expenses that may exceed our current estimates.

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

Ratree Yabamrung, our president, treasurer and a director, has other outside business activities and currently devotes approximately 20 hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient to Ms. Yabamrung, which may result in periodic interruptions or suspensions of our business plan. As Ms. Yabamrung is responsible for the design and primary development of our SOEFL.com and SOEFLpoints.com web sites, and should she be unable to complete the development, we may be required to hire employees or third-party consultants to complete the development and we may not have the necessary funds to do so, if and when required. Such delays or our inability to hire employees or third-party consultants to complete the development could have a significant negative effect on the success of the business and our business may fail and you may lose some or all of your investment in our common stock.

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

Year Ended December 31, 2010
High	$	Not applicable
Low	$	Not applicable

Holders of Our Common Stock

As of April 6, 2011, there were 36 holders of record of our common stock. Our transfer agent is West Coast Stock Transfer Corporation, 2010 Hancock Street, San Diego, CA 92110.

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

On our social networking web site located at www.soefl.com, which is currently not yet operational and is “under construction”, we intend to enable users to locate and interact with their acquaintances. Using interactive tools and features we intend to provide our members, as with other social networking web sites, the ability to contribute to our social networking web site, distinct, relevant pieces of content, such as names, school affiliations, profiles, biographies, interests and photos. We intend to have our soefl.com web site operational within six-months of us raising the capital necessary to fund the development of our SOEFL.com web site. We expect the cost of the development of our SOEFL.com web site to be approximately $24,000 in third-party consulting fees and expenses, in addition to the work contributed to the development by our management. Once our SOEFL.com web site is operational, there are many different forms of Internet advertising that we intend to use to generate revenues, which include pay per impression, pay per click, pay per play, or pay per action advertisements to name a few, and the only material uncertainties that management can foresee in respect of our generating revenues from our SOEFL.com web site, would be our inability to generate material revenues. If we are unable to generate material revenues or obtain adequate financing, our business may fail and you may lose some or all of your investment in our common stock.

SOEFLpoints, is to be our online loyalty marketing service, where we intend to provide advertisers with an effective means to reach our online audience with targeted marketing campaigns, while also enabling consumers to earn points-based rewards by responding to email offers, completing online surveys, shopping online and engaging in other online activities. We intend to market products and services of advertisers to our SOEFLpoints members, who register with SOEFLpoints through a double opt-in process to receive email marketing messages from us. We intend to have our SOEFLpoints.com web site operational within six-months of our SOEFL.com web site becoming operational. We expect the cost of the development of our SOEFLpoints.com web site to be approximately $24,000 and intend to develop this web site using revenues generated from our SOEFL.com web site. If we are unable to generate sufficient revenues from our SOEFL.com web site so as to develop our SOEFLpoints.com web site, we may be required to postpone development until such time as we have generated sufficient revenues from our SOEFL.com web site. We do not intend to develop our SOEFLpoints.com web site until such time as our SOEFL.com web site has generated sufficient revenues to funds such development.

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

At present, Ratree Yabamrung, our president, in addition to her investment in our common stock, has invested $41,941 in our company. She is willing to make additional financial commitments, but the total amount that she is willing to invest has not yet been determined. At the present time, we have not made any arrangements to raise additional cash; however, we intend to raise additional capital through private placements once we gain a quotation on the Over-The-Counter Bulletin Board, for which there is no assurance. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

Quarter Ended	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011
Officer Wages	10,000	10,000	10,000	10,000
Accounting	8,500	4,500	4,500	4,500
Legal	500	500	500	500
Website Development	-	16,000	16,000	16,000
General and Administrative	1,000	1,000	1,000	1,000
Total	$20,000	$32,000	$32,000	$32,000

Financial Condition, Liquidity and Capital Resources

At December 31, 2010, we had $304 cash on hand and in the bank compared to $929 in cash at December 31, 2009. At December 31, 2010, we had negative working capital of $119,980 compared to negative working capital of

$78,889, at December 31, 2009. This increase in negative working capital is primarily the result of the increased work on the prototype design and development of our SOEFL.com Web site.

At December 31, 2010, we had total assets of $327 consisting of cash of $304 and prepaid expenses of $23. Our total assets at December 31, 2009 were $952 consisting of cash of $929 and prepaid expenses of $23. This decrease in assets is the result of the use of our cash in respect of legal trust account management fees.

At December 31, 2010, our total liabilities were $120,307, consisting of a note payable and accrued interest to our principle executive officer of $42,719, accrued wages payable to our principle executive officer of $76,640 and accounts payable of $948. Our total liabilities at December 31, 2009 were $79,841, consisting of a note payable and accrued interest to our principle executive officer of $2,034, accrued wages payable to our principle executive officer of $56,600 and accounts payable of $21,207.

For the year ended December 31, 2010, net cash used by operating activities was $625, net cash used by investment activities was nil, and net cash provided by financing activities was nil. For the year ended December 31, 2009, net cash used by operating activities was $12,271, net cash used by investment activities was nil, and net cash provided by financing activities was nil.

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

As of December 31, 2010, we had a note payable to our president, Ms. Yabamrung, totalling $41,941. The note represents operating expenses.

Results of Operations

		Year Ended December 31, 2010		Year Ended December 31, 2009		From Inception on October 15, 2008 through December 31, 2010
Revenue	$	Nil	$	Nil	$	Nil
Operating Expenses		40,406		71,479		133,402
Net Income (Loss)		(41,091)		(71,557)		(134,180)

Our operating expenses consist of professional and legal fees, officer wages, incorporation costs, and general and administrative expenses. Professional and legal fees for the year ended December 31, 2010 were $19,750 compared to $26,929 for the year ended December 31, 2009. For the year ended December 31, 2010 accounting fees were $9,000, auditing fees were $10,000, legal fees were $625, other professional fees were $125, filing fees were nil and stock transfer agent fees were nil, compared to $12,000, $8,000, $5,776, $365, $288 and $500 respectively for the year ended December 31, 2009. Officer wages for the year ended December 31, 2010 were $20,040 compared to $43,140 for the year ended December 31, 2009. During the year ended December 31, 2010, our president, Ratree Yabamrung, worked 1,002 hours at a rate of $20 per hour and, as a result, we accrued $20,040 in wages payable to Ms. Yabamrung. For the year ended December 31, 2009, Ms. Yabamrung worked 2,157 hours at a rate of $20 per hour and, as a result, we accrued $43,140 in wages payable to Ms. Yabamrung. General and administrative expenses for the year ended December 31, 2010 was $616 compared to $1,410 for the year ended December 31, 2009.

The following table shows a breakdown of material components of our expenses:

	Year Ended December 31, 2010	Year Ended December 31, 2009	From Inception on October 15, 2008 through December 31, 2010
Accounting fees	9,000	12,000	25,500
Auditing fees	10,000	8,000	18,000
Legal fees	625	5,776	8,342
Stock transfer agent fees	Nil	500	500
General and administrative expenses	616	1,410	2,839
Officer wages	20,040	43,140	76,640

Financing Activities

Financing activities resulted in a net cash inflow of nil for the one-year period ended December 31, 2010 compared to a net cash inflow of nil for the one-year period ended December 31, 2009.

We intend to seek additional funding through public or private financings to fund our operations through fiscal 2011 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of December 31, 2010, our cash balance was $304. Our plan for satisfying our cash requirements for the next twelve months is through advertising-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate some advertising-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of SOEFL as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have not commenced our planned principal operations and we have not yet generated revenues. As shown on the accompanying financial statements, we incurred a net loss of $93,089 for the period from October 15, 2008 (inception) to December 31, 2009, a net loss of $41,091 for the one-year period ended December 31, 2010; and a net loss of $134,180 for the period from October 15, 2008 (inception) to December 31, 2010. These conditions raise substantial doubt about our ability to continue as a going concern.

Additional Disclosure of Outstanding Share Data

As of April 6, 2011, we had 2,135,000 shares of common stock issued and outstanding.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated condensed financial statements and accompanying notes included elsewhere in this annual report. The United States Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. For additional information, see the notes to consolidated condensed financial statements included elsewhere in this annual report and also please refer to our filing on Form S-1 for the year ended December 31, 2009 and the nine-month period ended September 30, 2010, for a more detailed discussion of our critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

We did not make any material changes in or to our critical accounting policies during the year ended December 31, 2010.

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

Our financial statements for the fiscal year ended December 31, 2010 immediately follow:

SOEFL INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

December 31, 2010 and 2009 and From Inception on

October 15, 2008 Through December 31, 2010

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Soefl, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Soefl, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2010 and 2009 and since inception on October 15, 2008 through December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Soefl, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2010 and 2009 and since inception on October 15, 2008 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating cost, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

March 29, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

SOEFL INC.

(A Development Stage Company)

BALANCE SHEETS

ASSETS
December 31, 2010		December 31, 2009

CURRENT ASSETS

Cash	$304	$929
Prepaid expenses	23	23

Total Current Assets	327	952

TOTAL ASSETS	$327	$952

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

December 31, 2010		December 31, 2009

CURRENT LIABILITIES

Accounts payable	$948	$21,207
Accrued interest – related party (Note 3)	778	93
Accrued wages – related party (Note 3)	76,640	56,600
Notes payable – related party (Note 3)	41,941	1,941

Total Current Liabilities	120,307	79,841

TOTAL LIABILITIES	120,307	79,841

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 2,135,000 and 2,135,000 shares issued and outstanding, respectively	2,135	2,135
Additional paid-in capital	12,065	12,065
Deficit accumulated during the development stage	(134,180)	(93,089)

Total Stockholders’ Equity (Deficit)	(119,980)	(78,889)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$327	$952

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	From Inception on October 15, 2008 Through December 31, 2010

REVENUE	$-	$-	$-

EXPENSES

Professional and legal fees	19,750	26,929	53,120
Officer wages	20,040	43,140	76,640
Incorporation costs	-	-	803
General and administrative	616	1,410	2,839

Total Expenses	40,406	71,479	133,402

OPERATING LOSS	(40,406)	(71,479)	(133,402)

OTHER EXPENSE

Interest expense	(685)	(78)	(778)

Total Other Expense	(685)	(78)	(778)

LOSS BEFORE INCOME TAX EXPENSE	(41,091)	(71,557)	(134,180)

Income tax expense	-	-	-

NET LOSS	$(41,091)	$(71,557)	$(134,180)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,135,000	2,135,000

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Paid-in	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, October 15, 2008 (date of inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share (Note 3)	1,500,000	1,500	-	-	1,500

Common stock issued for cash at $0.02 per share (Note 5)	635,000	635	12,065	-	12,700

Net loss for the year ended December 31, 2008 (restated)	-	-	-	(21,532)	(21,532)

Balance, December 31, 2008 (restated)	2,135,000	2,135	12,065	(21,532)	(7,332)

Net loss for the year ended December 31, 2009	-	-	-	(71,557)	(71,557)

Balance, December 31, 2009	2,135,000	2,135	12,065	(93,089)	(78,889)

Net loss for the year ended December 31, 2010	-	-	-	(41,091)	(41,091)

Balance, December 31, 2010	2,135,000	$2,135	$12,065	$(134,180)	$(119,980)

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	From Inception on October 15, 2008 Through December 31, 2010

OPERATING ACTIVITIES

Net loss	$(41,091)	$(71,557)	$(134,180)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	-	2,577	(23)
(Decrease) increase in related party payments on Company’s behalf	40,000	-	40,000
(Decrease) increase in accounts payable	(20,259)	13,491	948
Increase in accrued expenses – related party	20,725	43,218	77,418

Net Cash Used in Operating Activities	(625)	(12,271)	(15,838)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	14,200
Proceeds from related party notes	-	-	1,941
Payments on related party notes	-	-	-

Net Cash Provided by Financing Activities	-	-	16,141

INCREASE (DECREASE) IN CASH	(625)	(12,271)	304

CASH AT BEGINNING OF PERIOD	929	13,200	-

CASH AT END OF PERIOD	$304	$929	$304

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for officer wages or services	$-	$-	$-
Stock issued for accounts payable	$-	$-	$-
Stock issued for related party notes payable	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2010 and 2009 and From Inception on

October 15, 2008 Through December 31, 2010

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

SOEFLpoints is to be our online loyalty marketing service where we intend to provide advertisers with an effective means to reach our online audience with targeted marketing campaigns, while also enabling consumers to earn points-based rewards by responding to email offers, completing online surveys, shopping online and engaging in other online activities. We intend to market products and services of advertisers to our SOEFLpoints members, who will register with SOEFLpoints.com through a double opt-in process.

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

SOEFL INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2010 and 2009 and From Inception on

October 15, 2008 Through December 31, 2010

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

j.

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

k.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

Net loss	$(41,091)	$(71,557)

Weighted average number of shares outstanding	2,135,000	2,135,000

Net loss per share	$(0.02)	$(0.03)

SOEFL INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2010 and 2009 and From Inception on

October 15, 2008 Through December 31, 2010

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

k.

Basic Loss Per Share (continued)

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

a)

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2010	2009

Net loss for the period	$41,092	$71,557
Federal and state income tax rates	30%	30%

Expected income tax recovery	12,328	21,467
Permanent differences	-	-
Change in valuation allowance	(12,328)	(21,647)

Total income tax recovery	$-	$-

b)

The significant components of the Company's future income tax assets and liabilities are as follows:

	As at December 2010	As at December 2009

Future income tax assets Net income tax operating loss carry forward	134,172	93,080

Statutory federal income tax rate	30%	30%
Effective income tax rate	0%	0%

Future income tax asset	40,252	27,924
Valuation allowance	(40,252)	(27,924)

Net future income tax assets	$-	$-

SOEFL INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2010 and 2009 and From Inception on

October 15, 2008 Through December 31, 2010

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

l.

Income Taxes (continued)

As at 31 December 2010, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $134,172 that are available to offset future taxable income, which, if unutilized, will expire as follows:

2028	21,523
2029	71,557
2030	41,092

Total	$134,172

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 2 -

RELATED PARTY TRANSACTIONS

Accrued Expenses

For the year ended December 31, 2010, the Company accrued $20,040 in wages payable to Ratree Yabamrung, its president, secretary, treasurer and sole director, which represents having worked 1,002 hours during the period at a rate of $20 per hour. For the year ended December 31, 2009, the Company accrued $43,140 in wages payable to Ratree Yabamrung, its president, secretary, treasurer and sole director, which represents having worked 2,157 hours during the period at a rate of $20 per hour.

Notes Payable and Accrued Interest

As of December 31, 2010, the Company had a note payable to an officer totalling $41,941. The note represents cash advances for the payment of general corporate expenses of $41,941. As of December 31, 2009, the Company had a note payable to an officer totalling $1,941. The note represented cash advances for the payment of general corporate expenses of $1,941. The note is unsecured, due upon demand and accrues interest at the end of each month on the then outstanding balance on a last-in, first-out basis for new funds and payments at the rate of 4.00% per annum.  Accrued interest payable on the note totals $778 at December 31, 2010. Accrued interest payable on the note totalled $15 at December 31, 2009.

NOTE 3 -

EQUITY

Private Placement

On October 16, 2008, the Company authorized a private placement offering of up to 1,000,000 shares of common stock at a price of $0.02 per share. The total amount to be raised in this financing is $20,000.

SOEFL INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2010 and 2009 and From Inception on

October 15, 2008 Through December 31, 2010

NOTE 3 -

EQUITY (CONTINUED)

Private Placement (continued)

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

NOTE 5 -

SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC Topic 855 and has determined that there are no additional subsequent events to be reported through the date the financial statements were issued..

SOEFL INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2010 and 2009 and From Inception on

October 15, 2008 Through December 31, 2010

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of December 31, 2010, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

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

Our management, including our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2010 due to the following material weaknesses:

Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions. Management did not find any errors and therefore was not required to correct any errors prior to the release of our company’s December 31, 2010 financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B      Other Information

There was no information to be disclosed in a current report on Form 8-K during the fourth quarter ended December 31, 2010 that was not previously reported.

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

Name and Residence	Position Held with the Company	Age	Date First Elected or Appointed
Ratree Yabamrung (1) Pattaya, Thailand	President, Treasurer, Director	32	October 15, 2008
Kotchaporn Bousing Pattaya, Thailand	Secretary, Director	35	November 18, 2009

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

Conflicts of Interest

At the present time, we do not foresee any direct conflict of interest between Ms. Yabamrung's other business interests and her involvement in our company. Her primary interest is our company and she devotes approximately 20 hours per week to our operations and is prepared to devote more time as may be required.

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

Item 11      Executive Compensation

The following table sets forth the compensation paid during the fiscal years ended on December 31, 2010, 2009 and 2008. The compensation addresses all compensation awarded to, earned by, or paid to the named executive officer up to December 31, 2010. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ratree Yabamrung President, Treasurer and Director	2010 2009 2008	20,040 43,140 13,460	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	20,040 43,140 13,460
Kotchaporn Bousing (1) Secretary and Director	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)   Accepted as secretary on November 18, 2009.

We did not pay any other salaries in 2010. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

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

Director Compensation

Our directors are not compensated by us for acting as such and we did not compensate our directors for acting as such during the fiscal year ended December 31, 2010.

Item 12      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have set forth in the following table certain information regarding the shares of our common stock beneficially owned on April 6, 2011 for (i) each stockholder we know to be the beneficial owner of 5% or more of the shares of our common stock, (ii) each of our company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of April 6, 2011, we had 2,135,000 shares of our common stock issued and outstanding. Accordingly, 2,135,000 shares are entitled to one (1) vote per share at any meeting of shareholders.

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

(2)       Percentage based on 2,135,000 shares of common stock outstanding on April 6, 2011.

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

Effective as of October 31, 2008, we entered into a shareholder loan agreement with Ms. Yabamrung, whereby Ms. Yabamrung agreed to loan us funds, as required, to operate our business. The term of the loan was indefinite, and the loan could be repaid at any time, in part or in full. It was expected that the loan would be repaid on or prior to December 31, 2010, but this is not required and was not done. There were no interest payments during the life of the loan, but the repayment amount would include all interest that accrues while the loan is outstanding. The interest rate on the loan was 4.0% and would accrue annually. The amount outstanding at December 31, 2010 was $41,941, the amount of principal paid since inception on October 15, 2008 was nil, the amount of interest paid since inception on October 15, 2008 is nil and the amount of interest payable at December 31, 2009 was $778.

Director Independence

Our directors, Ratree Yabamrung and Kotchaporn Bousing are not independent because they are officers of our company. The determination of independence of a director has been made using the definition of “independent director” contained under NASDAQ Marketplace Rule 4200(a)(15).

Item 14      Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed or expected to be billed for the most recently completed fiscal years ended December 31, 2010 and 2009 for professional services rendered by Seale and Beers CPA's, LLC, Certified Public Accountants, for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by Seale and Beers CPA's, LLC, Certified Public Accountants, in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2010	2009
Audit Fees	$10,000	$3,000
Audit Related Fees	Nil	Not applicable
Tax Fees	Nil	Not applicable
All Other Fees	Nil	Not applicable
Total Fees	$10,000	$3,000

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

PART IV

Item 15      Exhibits, Financial Statement Schedules

Exhibits Required by Item 601 of Regulation S-K

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on March 23, 2009)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on March 23, 2009)
(10)	Material Contracts
10.1	Shareholder Loan Agreement between SOEFL Inc. and Ratree Yabamrung (incorporated by reference from our Registration Statement on Form S-1 filed on March 23, 2009)
10.2	Form of Private Placement Subscription Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 23, 2009)
(23)	Consent of Experts and Counsel
23.1*	Consent of Independent Registered Public Accounting Firm
(31)	Section 302 Certification
31.1*	Section 302 Certification of Ratree Yabamrung
31.2*	Section 302 Certification of Kotchaporn Bousing
(32)	Section 906 Certification
32.1*	Section 906 Certification of Ratree Yabamrung
32.2*	Section 906 Certification of Kotchaporn Bousing
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

Date: April 6, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RATREE YABAMRUNG	President, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 6, 2011
/s/ KOTCHAPORN BOUSING	Secretary and Director	April 6, 2011

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

Date: April 6, 2011.

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

Date: April 6, 2011.

By: /s/ KOTCHAPORN BOUSING

Kotchaporn Bousing

Secretary and Director

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Ratree Yabamrung, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

the annual report on Form 10-K of SOEFL Inc. for the fiscal year ended December 31, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of SOEFL Inc.

Date: April 6, 2011.

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

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Ratree Yabamrung, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

the annual report on Form 10-K of SOEFL Inc. for the fiscal year ended December 31, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of SOEFL Inc.

Date: April 6, 2011.

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