Form 10-Q
period 2011-03-31
SOEFL INC.
filed 2011-05-16
CIK 1452176

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Registrant’s facsimile number, including area code (866) 334-2567

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

As of May 13, 2011, there were 2,135,000 shares of the issuer’s common stock issued and outstanding, par value $0.001.

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

SOEFL INC.

MARCH 31, 2011 QUARTERLY REPORT ON FORM 10-Q

PART I

Item 1

Interim Financial Statements – Unaudited

The accompanying unaudited interim financial statements of SOEFL Inc. (“SOEFL”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in SOEFL’s Form 10-K filing with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year. Notes to the interim financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the Form 10-K filing with the SEC have been omitted.

SOEFL INC.

(A Development Stage Company)

CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2011 (Unaudited) and December 31, 2010

Condensed Interim Balance Sheets
Condensed Interim Statements of Operations
Condensed Interim Statements of Stockholders' Equity (Deficit)
Condensed Interim Statements of Cash Flows
Notes to Unaudited Condensed Interim Financial Statements

SOEFL INC.

(A Development Stage Company)

CONDENSED INTERIM BALANCE SHEETS

(Unaudited)

ASSETS
March 31, 2011		December 31, 2010
CURRENT ASSETS

Cash	$-	$304
Prepaid expenses	-	23

Total Current Assets	-	327

TOTAL ASSETS	$-	$327

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,509	$948
Accrued interest – related party (Note 3)	1,215	778
Accrued wages – related party (Note 3)	77,840	76,640
Notes payable – related party (Note 3)	45,441	41,941

Total Current Liabilities	127,005	120,307

TOTAL LIABILITIES	127,005	120,307

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 2,135,000 and 2,135,000 shares issued and outstanding, respectively	2,135	2,135
Additional paid-in capital	12,065	12,065
Deficit accumulated during the development stage	(141,205)	(134,180)

Total Stockholders’ Equity (Deficit)	(127,005)	(119,980)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$327

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		From Inception on October 15, 2008
	2011	2010	Through March 31, 2011

REVENUE	$-	$-	$-

EXPENSES
Professional and legal fees	5,304	7,875	57,146
Officer wages	1,200	12,600	77,840
Incorporation costs	-	-	803
General and administrative	85	60	4,201
Total Expenses	6,589	20,535	139,990

OPERATING LOSS	(6,589)	(20,535)	(139,990)

OTHER EXPENSE
Interest expense	(436)	(19)	(1,215)
Total Other Expense	(436)	(19)	(1,215)

LOSS BEFORE INCOME TAX EXPENSE	(7,025)	(20,544)	(141,205)
Income tax expense	-	-	-

NET LOSS	(7,025)	(20,544)	$(141,205)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,135,000	2,135,000

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, October 15, 2008)	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share (Note 3)	1,500,000	1,500	-	-	1,500

Common stock issued for cash at $0.02 per share	635,000	635	12,065	-	12,700

Net loss for the year ended December 31, 2008 (restated)	-	-	-	(21,532)	(21,532)

Balance December 31, 2008 (restated)	2,135,000	2,135	12,065	(21,532)	(7,332)

Net loss for the year ended December 31, 2009	-	-	-	(71,557)	(71,557)

Balance December 31, 2009	2,135,000	2,135	12,065	(93,089)	(78,889)

Net loss for the year ended December 31, 2010	-	-	-	(41,091)	(41,091)

Balance December 31, 2010	2,135,000	2,135	12,065	(134,180)	(119,980)
Net loss for the period ended March 31, 2011 (Unaudited)	-	-	-	(7,025)	(7,025)

Balance, March 31, 2011 (Unaudited)	2,135,000	$2,135	$12,065	$(141,205)	$(127,005)

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31		From Inception on October 15, 2008 Through
	2011	2010	March 31, 2011
OPERATING ACTIVITIES

Net loss	$(7,025)	$(20,554)	$(141,205)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Decrease) increase in accounts payable	1,561	7,810	2,509
(Decrease) increase in accrued expenses	1,660	12,619	79,055
Expenses paid by related party	3,500	-	43,500

Net Cash Used in Operating Activities	(304)	(125)	(16,141)
FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	14,200
Proceeds from related party notes	-	-	1,941

Net Cash Provided by Financing Activities	-	-	16,141

INCREASE (DECREASE) IN CASH	(304)	(125)
CASH AT BEGINNING OF PERIOD	304	929	-

CASH AT END OF PERIOD	$-	$804	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH ACTIVITIES:

Stock issued for officer wages or services	$-	$-	$-
Stock issued for accounts payable	$-	$-	$-
Stock issued for related party notes payable	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

CONDENSED NOTES to the FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of SOEFL Inc. (the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the unaudited condensed interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these unaudited condensed interim financial statements be read in conjunction with the Company’s most recent audited financial statements contained in the Company’s Form 10-K filing with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Accrued Expenses

For the three months ended March 31, 2011, the Company accrued $1,200 in wages payable to Ratree Yabamrung, its president, treasurer and a director, which represents having worked 60 hours during the period at a rate of $20 per hour.

Notes Payable and Accrued Interest

As of March 31, 2011, the Company had a note payable to an officer totalling $45,441. The note represents cash advances for the payment of general corporate expenses of $45,441. The note is unsecured, due upon demand and accrues interest at the rate of 4.00% per annum. Interest is calculated monthly on the outstanding balance on the last day of the month after accounting for all new funds and payments made during the month. For the three months ended

March 31, 2011, the Company accrued $436 in interest payable on the note. Accrued interest payable on the note totals $1,215 at March 31, 2011.

SOEFL INC.

(A Development Stage Company)

CONDENSED NOTES to the FINANCIAL STATEMENTS

MARCH 31, 2011

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

NOTE 6 -

SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the date of issue, and has determined there are no other subsequent events to be reported.

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

At present, Ratree Yabamrung, our president, in addition to her investment in our common stock, has invested $45,441 in our company. She is willing to make additional financial commitments, but the total amount that she is willing to invest has not yet been determined. At the present time, we have not made any arrangements to raise additional cash; however, we intend to raise additional capital through private placements once we gain a quotation on the Over-The-Counter Bulletin Board, for which there is no assurance. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

Quarter Ended	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010	Mar 31, 2011
Officer Wages	10,000	10,000	10,000	10,000
Accounting	4,500	4,500	4,500	8,500
Legal	500	500	500	500
Website Development	16,000	16,000	16,000	-
General and Administrative	1,000	1,000	1,000	1,000
Total	$32,000	$32,000	$32,000	$20,000

Financial Condition, Liquidity and Capital Resources

At March31, 2011, we had nil cash on hand and in the bank compared to $804 in cash at March 31, 2010. At March 31, 2011, we had negative working capital of $127,005 compared to negative working capital of $99,443, at March 31, 2010. This increase in negative working capital is primarily the result of the increased work on the prototype design and development of our SOEFL.com Web site.

At March 31, 2011, we had total assets of nil. Our total assets at March 31, 2010 were $827 consisting of cash of $804 and prepaid expenses of $23. This decrease in assets is primarily the result of the use of our cash in respect of the increased work on the prototype design and development of our SOEFL.com Web site.

At March 31, 2011, our total liabilities were $127,005, consisting of a note payable and accrued interest to our principle executive officer of $46,656, accrued wages payable to our principle executive officer of $77,840 and accounts payable of $2,509. Our total liabilities at March 31, 2010 were $100,270, consisting of a note payable and accrued interest to our principle executive officer of $2,053, accrued wages payable to our principle executive officer of $69,200 and accounts payable of $29,017.

For the period ended March 31, 2011, net cash used by operating activities was ($304), net cash used by investment activities was nil, and net cash provided by financing activities was nil. For the period ended March 31, 2010, net cash used by operating activities was $125, net cash used by investment activities was nil, and net cash provided by financing activities was nil.

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

As of March 31, 2011, we had a note payable to our president, Ms. Yabamrung, totalling $45,441. The note represents operating expenses.

Results of Operations

		Three Months Ended March 31, 2011		From Inception on October 15, 2008 Through December 31, 2010
Revenue	$	Nil	$	Nil
Operating Expenses		6,589		133,402
Net Income (Loss)		(7,025)		(134,180)

Our operating expenses consist of professional and legal fees, officer wages, incorporation costs, and general and administrative expenses. Professional and legal fees for the period ended March 31, 2011 were $5,304 compared to $7,875 for the period ended March 31, 2010. The decrease in professional and legal fees was primarily attributable to maintaining our reporting status rather than acquiring our reporting status. For the period ended March 31, 2011 accounting fees were $1,500, auditing fees were $3,500 and legal fees were $304, compared to $3,000, $4,750 and $125 respectively for the period ended March 31, 2010. Officer wages for the period ended March 31, 2011 were $1,200 compared to $12,200 for the period ended March 31, 2010. During the period ended March 31, 2011, our president, Ratree Yabamrung, worked 60 hours at a rate of $20 per hour and, as a result, we accrued $1,200 in wages payable to Ms. Yabamrung. For the period ended March 31, 2010, Ms. Yabamrung worked 610 hours at a rate of $20 per hour and, as a result, we accrued $12,200 in wages payable to Ms. Yabamrung. General and administrative expenses for the period ended March 31, 2011 was $85 compared to $60 for the period ended March 31, 2010.

The following table shows a breakdown of material components of our expenses:

	Three Months Ended March 31, 2011	From Inception on October 15, 2008 Through December 31, 2010
Accounting fees	$1,500	$25,500
Auditing fees	3,500	18,000
Legal fees	304	8,342
Stock transfer agent fees	-	500
General and administrative expenses	520	2,839
Officer wages	1,200	76,640

Financing Activities

Financing activities resulted in a net cash inflow of nil for the period ended March 31, 2011 compared to a net cash inflow of nil for the period ended March 31, 2010.

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

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of March 31, 2011, our cash balance was nil. Our plan for satisfying our cash requirements for the next twelve months is through advertising-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate some advertising-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Additional Disclosure of Outstanding Share Data

As of May 13, 2011, we had 2,135,000 shares of common stock issued and outstanding.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated condensed financial statements and accompanying notes included elsewhere in this quarterly report. The United States Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. For additional information, see the notes to consolidated condensed financial statements included elsewhere in this quarterly report and also please refer to our annual report on Form 10-K for the year ended December 31, 2010, for a more detailed discussion of our critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

We did not make any material changes in or to our critical accounting policies during the three-month period ended March 31, 2011.

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

Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. Going forward, with material, complex and non-routine transactions, management will gain a thorough understanding of the transaction and seek guidance from third-party experts or consultants. Management corrected any errors prior to the release of our company’s December 31, 2010 financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the first quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As at March 31, 2011, we had cash on hand of nil. As at December 31, 2010 we had cash on hand of approximately $304. Although we partially completed the design of our social networking services in March 2011, we will need to obtain additional financing to complete the design and development of our social networking and loyalty marketing services. Our ability to obtain additional financing could be subject to a number of factors outside of our control, including the attraction of our social networking services to consumers, and any unanticipated problems relating to the design and development of our social networking and loyalty marketing services, including the costs of third-party website development consultants and additional costs and expenses that may exceed our current estimates.

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

Ratree Yabamrung, our president, treasurer and a director, has other outside business activities and currently devotes approximately 10 hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient to Ms. Yabamrung, which may result in periodic interruptions or suspensions of our business plan. As Ms. Yabamrung is responsible for the design and primary development of our SOEFL.com and SOEFLpoints.com web sites, and should she be unable to complete the development, we may be required to hire employees or third-party consultants to complete the development and we may not have the necessary funds to do so, if and when required. Such delays or our inability to hire employees or third-party consultants to complete the development could have a significant negative effect on the success of the business and our business may fail and you may lose some or all of your investment in our common stock.

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

Dated: May 16, 2011

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

Date: May 16, 2011.

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

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Ratree Yabamrung, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

the quarterly report on Form 10-Q of SOEFL Inc. for the three-month period ended March 31, 2011 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of SOEFL Inc.

Date: May 16, 2011.

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