Form 10-Q
period 2011-06-30
SOEFL INC.
filed 2011-08-15
CIK 1452176

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 11, 2011 the registrant had 32,452,000 shares of common stock, $0.001 par value, issued and outstanding.

SOEFL INC.

(A Development Stage Company)

CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2011 (Unaudited) and December 31, 2010

Condensed Interim Balance Sheets
Condensed Interim Statements of Operations
Condensed Interim Statements of Stockholders' Equity (Deficit)
Condensed Interim Statements of Cash Flows
Notes to Unaudited Condensed Interim Financial Statements

SOEFL INC.

(A Development Stage Company)

CONDENSED INTERIM BALANCE SHEETS

(Unaudited)

ASSETS
June 30, 2011		December 31, 2010
CURRENT ASSETS

Cash	$-	$304
Prepaid expenses	-	23

Total Current Assets	-	327

TOTAL ASSETS	$-	$327

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$12,302	$948
Accrued interest – related party (Note 3)	1,668	778
Accrued wages – related party (Note 3)	79,040	76,640
Notes payable – related party (Note 3)	45,441	41,941

Total Current Liabilities	138,451	120,307

TOTAL LIABILITIES	138,451	120,307

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 200,000,000(65,000,000 Dec. 31,2010) shares authorized, 32,452,000, and 32,452,000 shares issued and outstanding, respectively	32,452	32,452
Additional paid-in capital	(18,252)	(18,252)
Deficit accumulated during the development stage	(152,651)	(134,180)

Total Stockholders’ Equity (Deficit)	(138,451)	(119,980)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$327

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the 3 months Ended June 30		For the Six Months Ended June 30,		From Inception on October 15, 2008 through 6/30/2011
	2011	2010	2011	2010

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
Professional and legal fees	8,318	4,875	13,623	12,750	65,954
Officer wages	1,200	3,120	2,400	15,720	79,040
Incorporation & filing costs	1,475	-	1,498	0	3,739
General and administrative	-	101	61	161	2,250
Total Expenses	10,993	8,096	17,582	28,631	150,983

OPERATING LOSS	-10,993	-8,096	-17,582	-28,631	-150,983

OTHER EXPENSE
Interest expense	-453	-19	-889	-38	-1,668
Total Other Expense	-453	-19	-889	-38	-1,668

LOSS BEFORE INCOME TAX EXPENSE	-11,446	-8,115	-18,471	-28,669	-152,651

Income tax expense	-	-	-	-

NET LOSS	-11,446	-8,115	-18,471	-28,669	-152,651

BASIC AND FULLY DILUTED
LOSS PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	32,452,000	32,452,000	32,452,000	32,452,000

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, October 15, 2008)	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share (Note 3)	22,800,000	22,800	(21,300)	-	1,500

Common stock issued for cash at $0.02 per share	9,652,000	9,652	3,048	-	12,700

Net loss for the year ended December 31, 2008 (restated)	-	-	-	(21,532)	(21,532)

Balance December 31, 2008 (restated)	32,452,000	32,452	(18,252)	(21,532)	(7,332)

Net loss for the year ended December 31, 2009	-	-	-	(71,557)	(71,557)

Balance December 31, 2009	32,452,000	32,452	(18,252)	(93,089)	(78,889)

Net loss for the year ended December 31, 2010	-	-	-	(41,091)	(41,091)

Balance December 31, 2010	32,452,000	32,452	(18,252)	(134,180)	(119,980)
Net loss for the period ended June 30, 2011 (Unaudited)	-	-	-	(18,471)	(18,471)

Balance, June 30, 2011 (Unaudited)	32,452,000	$32,452	$(18,252)	$(152,651)	$(138,451)

All share amounts have been restated to reflect the 15.2:1 forward split in June 2011

The accompanying notes are an integral part of these financial statements.

SOEFL INC.

(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30		From Inception on October 15, 2008 Through
	2011	2010	June 30, 2011
OPERATING ACTIVITIES

Net loss	$(18,471)	$(28,669)	$(152,651)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Decrease) increase in accounts payable		12,661	12,302
(Decrease) increase in accrued expenses	14,667	-	79,040
Expenses paid by related party	3,500	15,758	45,441

Net Cash Used in Operating Activities	(304)	(250)	(15,868)
FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	14,200
Proceeds from related party notes	-	-	1,668

Net Cash Provided by Financing Activities	-	-	15,868

INCREASE (DECREASE) IN CASH	(304)	(250)
CASH AT BEGINNING OF PERIOD	304	929	-

CASH AT END OF PERIOD	$-	$679	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH ACTIVITIES:

Stock issued for officer wages or services	$-	$-	$-
Stock issued for accounts payable	$-	$-	$-
Stock issued for related party notes payable	$-	$-	$-

SOEFL INC.

(A Development Stage Company)

CONDENSED NOTES to the UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of SOEFL Inc. (the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the unaudited condensed interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these unaudited condensed interim financial statements be read in conjunction with the Company’s most recent audited financial statements contained in the Company’s Form 10-K filing with the Securities and Exchange Commission. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

All share amounts have been restated to reflect the 15.2:1 forward split on June 14, 2011.

SOEFL INC.

(A Development Stage Company)

CONDENSED NOTES to the UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2011

Accrued Expenses

For the six months ended June 30, 2011, the Company accrued $2,400 in wages payable to Ratree Yabamrung, its president, treasurer and a director, which represents having worked 120 hours during the period at a rate of $20 per hour.

Notes Payable and Accrued Interest

As of June 30, 2011, the Company had a note payable to an officer totalling $45,441. The note represents cash advances for the payment of general corporate expenses of $45,441. The note is unsecured, due upon demand and accrues interest at the rate of 4.00% per annum. Interest is calculated monthly on the outstanding balance on the last day of the month after accounting for all new funds and payments made during the month. For the three months ended June 30, 2011, the Company accrued $453 in interest payable on the note. Accrued interest payable on the note totals $1,668 at June 30, 2011.

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

SOEFL INC.

(A Development Stage Company)

CONDENSED NOTES to the UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 6 -

SUBSEQUENT EVENTS

On July 25, 2011, the company entered into an Agreement and Plan of Merger dated July 8, 2011, by and among the Company, SurePure Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of the Company, and SurePure Investment Holding AG, a Switzerland corporation

Management has evaluated subsequent events as of the date of issue, and has determined there are no other subsequent events to be reported.

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

On July 25, 2011, SOEFL, Inc., a Nevada corporation (the “Company”) entered into an Agreement and Plan of Merger dated July 8, 2011, by and among the Company, SurePure Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of the Company, and SurePure Investment Holding AG, a Switzerland corporation (“SurePure”).

Under the terms and conditions of the Agreement, the Company will sell 26,822,215 shares of common stock Company in consideration for all the issued and outstanding shares in SurePure.  The effect of the issuance will be that SurePure shareholders will hold approximately 60% of the issued and outstanding shares of common stock of the Company.  Separately, a wholly-owned subsidiary of the Company will merge with SurePure, with the effect that SurePure will be a wholly-owned subsidiary of the Company.  The transaction is anticipated to close in September 2011, subject to SurePure shareholder approval and customary closing conditions, as set forth in the Agreement.  The Agreement further provides that upon consummation of the transaction, SOEFL will change its name to “SurePure, Inc.”

SurePure’s business is the marketing and sale of liquid photo-purification (Ultra Violet) technology that purifies turbid liquids, including milk, beer, fruit juice, wine, carbonated beverages and industrial applications, including water.  SurePure’s patented technology uses ultra violet light to provide a green alternative to heat and chemicals in the purification of turbid liquids.

Financial Condition, Liquidity and Capital Resources

At June 30, 2011, we had nil cash on hand and in the bank compared to $679 in cash at June 30, 2010. At June 30, 2011, we had negative working capital of $138,451 compared to negative working capital of $107,558, at June 30, 2010. This increase in negative working capital is primarily the result of professional fees and office wages.

At June 30, 2011, we had total assets of nil. Our total assets at June 30, 2010 were $702 consisting of cash of $679 and prepaid expenses of $23. This decrease in assets is primarily the result of the use of our cash for office wages and professional fees.

At June 30, 2011, our total liabilities were $138,451, consisting of a note payable and accrued interest to our principle executive officer of $46,109, accrued wages payable to our principle executive officer of $79,040 and accounts payable of $12,302. Our total liabilities at June 30, 2010 were $108,260, consisting of a note payable and accrued interest to our principle executive officer of $2,072, accrued wages payable to our principle executive officer of $72,320 and accounts payable of $33,868.

For the period ended June 30, 2011, net cash used by operating activities was ($304), net cash used by investment activities was nil, and net cash provided by financing activities was nil. For the period ended June 30, 2010, net cash used by operating activities was $250, net cash used by investment activities was nil, and net cash provided by financing activities was nil.

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

As of June 30, 2011, we had a note payable to our president, Ms. Yabamrung, totalling $45,441. The note represents operating expenses.

Results of Operations

		Three Months Ended June 30, 2011		From Inception on October 15, 2008 Through December 31, 2010
Revenue	$	Nil	$	Nil
Operating Expenses		10,993		133,402
Net Income (Loss)		(11,446)		(134,180)

Our operating expenses consist of professional and legal fees, officer wages, incorporation costs, and general and administrative expenses. Professional and legal fees for the period ended June 30, 2011 were $8,318 compared to $4,875 for the period ended June 30, 2010. The decrease in professional and legal fees was primarily attributable to maintaining our reporting status rather than acquiring our reporting status. For the period ended June 30, 2011 accounting fees were $1,500, auditing fees were $2,626 and legal fees were $4,193, compared to $3,000, $1,750 and $125 respectively for the period ended June 30, 2010. Officer wages for the period ended June 30, 2011 were $1,200 compared to $3,120 for the period ended June 30, 2010. General and administrative expenses for the period ended June 30, 2011 was $0 compared to $101 for the period ended June 30, 2010.

Financing Activities

Financing activities resulted in a net cash inflow of nil for the period ended June 30, 2011 compared to a net cash inflow of nil for the period ended June 30, 2010.

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

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of June 30, 2011, our cash balance was nil. Our plan for satisfying our cash requirements for the next twelve months is through advertising-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate some advertising-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Additional Disclosure of Outstanding Share Data

As of August 9, 2011, we had 35,452,000 shares of common stock issued and outstanding.

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

We did not make any material changes in or to our critical accounting policies during the three-month period ended June 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

N/A

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3

Defaults Upon Senior Securities

None.

Item 4

Submission of Matters to a Vote of Security Holders

None.

Item 5

Other Information

None.

Item 6

Exhibits

Exhibits Required by Item 601 of Regulation S-K

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on March 23, 2009)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on March 23, 2009)
(10)	Material Contracts
10.1	Shareholder Loan Agreement between SOEFL Inc. and Ratree Yabamrung (incorporated by reference from our Registration Statement on Form S-1 filed on March 23, 2009)
10.2	Form of Subscription Agreement Primary Offering (incorporated by reference from our Registration Statement on Form S-1 filed on March 23, 2009)
(31)	Section 302 Certification
31.1*	Section 302 Certification of Ratree Yabamrung
(32)	Section 906 Certification
32.1*	Section 906 Certification of Ratree Yabamrung
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase

*        Filed herewith

**     Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOEFL INC.

By: /s/ RATREE YABAMRUNG

Ratree Yabamrung

President, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Dated: August 15, 2011