Form 10-Q
period 2011-09-30
SOEFL INC.
filed 2011-11-18
CIK 1452176

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 333-158153

SurePure, Inc. (Formerly SOEFL Inc.)
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

As of November 14, 2011 the registrant had 32,452,000 shares of common stock, $0.001 par value, issued and outstanding.

SUREPURE, INC.

(Formerly SOEFL INC.)

 (A development stage company)

FINANCIAL STATEMENTS

September 30, 2011

INTERIM CONDENSED BALANCE SHEETS

INTERIM CONDENSED STATEMENTS OF OPERATIONS

INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

INTERIM CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

SUREPURE, INC.

(Formerly SOEFL INC.)

 (A development stage company)

UNAUDITED INTERIM CONDENSED BALANCE SHEETS

	September 30, 2011	December 31, 2010

ASSETS

CURRENT ASSETS
Cash	$ -	$ 304
Prepaid	-	23

TOTAL CURRENT ASSETS	$ -	$ 327

a) LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 17,252	$ 948
Accrued interest – related party (Note 4)	-	778
Accrued wages – related party (Note 4)	-	76,640
Notes payable -due to related party (Note 4)	-	41,941

TOTAL CURRENT LIABILITIES	17,252	120,307

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized 1,000,000 shares of preferred stock, $0.01 par value	-	-
None issued and outstanding
200,000,000 shares of common stock, $0.001 par value (December 31, 2010, 65,000,000)
Issued and outstanding
32,452,000 shares of common stock (December 31, 2010 –32,452,000)	32,452	32,452
Additional paid-in capital	107,897	(18,252)
Deficit accumulated during the development stage	(157,601)	(134,180)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(17,252)	(119,980)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ -	$ 327

The accompanying notes are an integral part of these financial statements.

SUREPURE, INC.

(Formerly SOEFL Inc.)

 (A development stage company)

UNAUDITED INTERIM CONDENSED STATEMENTS OF OPERATIONS

					From inception
					(October 15, 2008) to
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September,	September 30,
	2011	2010	2011	2010	2011

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
Professional fees	4,500	4,875	16,624	17,625	70,454
Officers wages	-	3,120	2,400	18,840	79,040
Incorporation & filing costs	-	-	1,498	-	3,739
General and administration	450	45	2,010	206	2,700
Total Expenses	4,950	8,040	22,532	36,671	155,933

OPERATING LOSS	-4,950	-8,040	-22,532	-36,671	-155,933

OTHER EXPENSE
Interest expense	-	220	889	258	1,668
Total Other Expense	$ -	($220)	($889)	($258)	($1,668)
	-4,950
LOSS BEFORE INCOME TAX EXPENSE		-8,260	-23,421	-36,929	-157,601
Income tax expense	-	-	-	-

NET INCOME (LOSS)	-4,950	-8,260	-23,421	-36,929	-157,601

LOSS PER COMMON SHARE BASIC	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC	32,452,000	32,452,000	32,452,000	32,452,000

The accompanying notes are an integral part of these financial statements.

SUREPURE, INC.

(Formerly SOEFL Inc.)

 (A development stage company)

UNAUDITED INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM OCTOBER 15, 2008 (INCEPTION) TO SEPTEMBER 30, 2011

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total

Founder shares issued for cash – at $0.001 per share, October 16, 2008	22,800,000	$ 22,800	$ (21,300)	$ -	$ -	$ 1,500
Common stock issued for cash -
At $0.02 per share, December 29, 2008	9,652,000	9,652	3,048	-	-	12,700

Net loss for the year ended December 31, 2008	-	-	-	-	(21,532)	(21,532)

Balance, December 31, 2008 (restated)	32,452,000	32,452	(18,252)	-	(21,532)	(7,332)

Net loss for the year ended December 31, 2009	-	-	-	-	(71,557)	(71,557)

Balance, December 31, 2009	32,452,000	32,452	(18,252)	-	(93,089)	(78,889)

Net loss for the year ended December 31, 2010	-	-	-	-	(41,091)	(41,091)

Balance, December 31, 2010	32,452,000	32,452	(18,252)	-	(134,180)	(119,980)

Adjustment – debt forgiveness by president of Company – July 1, 2011 (Note 5)	-	-	126,149	-	-	126,149

Net loss for the period ended September 30, 2011	-	-	-	-	(23,421)	(23,421)

Balance, September 30, 2011	32,452,000	$ 32,452	$ 107,987	$ -	$ (157,601)	$ (17,252)

All share amounts have been restated to reflect the 15.2:1 forward split on June 14, 2011.

The accompanying notes are an integral part of these financial statements.

SUREPURE, INC.

(Formerly SOEFL Inc.)

 (A development stage company)

UNAUDITED INTERIM CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Inception (October 15, 2008) to September 30, 2011

OPERATING ACTIVITIES
Net loss for the period	$ (23,421)	$ (36,929)	$ (157,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued interest – related parties	889	-	1,668
Accrued wages – related parties	2,400	-	79,040
Expenses paid by related parties	3,500	19,098	45,441
Accounts payables	16,328	17,456	17,252

NET CASH USED IN OPERATING ACTIVITIES	(304)	(375)	(14,200)

FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	14,200
Proceeds from shareholder loans – related parties	-	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES

	-	-	14,200

NET INCREASE (DECREASE) IN CASH	(304)	(375)	-

CASH, BEGINNING	304	929	-

CASH, ENDING	$ -	$ 554	$ -

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-Cash paid during the period for:
Stock issued for officer wages or services	$ -	$ -	$ -

Stock issued for accounts payable	$ -	$ -	$ -
Non-cash gain during the period for;
Extinguishment of accrued liabilities	$ 126,149	$ -	$ 126,149

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit company on October 15, 2008.  On August 10, 2011 the Company with a majority of the shareholders and directors changed its name from SOEFL, Inc., to SUREPURE, Inc.

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

On July 25, 2011, the Company entered into an Agreement and Plan of Merger dated July 8, 2011, by and among the Company, SurePure Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company, and SurePure Investment Holding AG, a Switzerland corporation.  As of the filing of this report the merger has not been completed. (Refer to Company’s 8-K filing with the Securities and Exchange Commission website).

NOTE 2 – GOING CONCERN

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $157,601.  As at September 30, 2011, the Company has a working capital deficit of $17,252.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

In Managements opinion all adjustments necessary for a fair statement of the results for the interim periods have been made, and a statement that all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2011, the Company's bank deposits did not exceed the insured amounts.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies. The carrying amounts of financial instruments including cash approximate their fair value because of their short maturities.

Recent pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a material effect on the company’s financial statements.

NOTE 4 – DUE TO RELATED PARTY

Common Stock

On October 16, 2008, corporate officer Ratree Yabamrung acquired 22,800,000 shares of the Company’s common stock at a price of $0.001 (pre-split) per share, or $1,500 which represents 70.26% of the 32,452,000 issued and outstanding shares.

Accrued Expenses

For the nine months ended September 30, 2011, the Company accrued $2,400 wages payable to Ratree Yabamrung, its president, treasurer and directors, which represents having worked 120 hours during the period at a rate of $20 per hour. Total accrued wages as of September 30, 2011 totalling $79,040.

Notes Payable and Accrued Interest

As of September 30, 2011, the Company had a note payable to an officer of the Company totalling $45,441.  The note represents cash advances for the payment of general corporate expenses of $45,441. The note is unsecured, due upon demand and accrues interest at the rate of 4% per annum.  Interest is calculated monthly on the outstanding balance on the last day of the month after accounting for all new funds and payments made during the month.  The Company has accrued interest payable on the note totalling $1,668 as at September 30, 2011.

As of July 1, 2011, Ratree Yabamrung forgave all debts owing to him by the Company for accrued wages, of $79,040, accrued interest of $1,688 and Notes payable of $45,441 (total of $126,149). All these sums are reflected as a credit to additional-paid-in-capital.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share.  The Company authorized preferred shares is 1,000,000 preferred shares with a par value of $0.01, no preferred shares have been issued. As of September 30, 2011 there were 32,452,000 common shares issued and outstanding.

On June 14, 2011, a majority of shareholders and the directors approved a special resolution to undertake a forward split of the common stock of the Company on a 15.2 new shares for 1 old share, which was effected on June 14, 2011, increasing the outstanding shares from 2,135,000 to 32,452,000.

As of July 1, 2011, Ratree Yabamrung forgave all debts owing to him by the Company for accrued wages, of $79,040, accrued interest of $1,688 and Notes payable of $45,441 (total of $126,149). All these sums are reflected as a credit to additional-paid-in-capital.

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 15.2:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

As of September 30, 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined no further events to disclose.

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

Ratree Yabamrung, our president, is willing to make additional financial commitments, but the total amount that she is willing to invest has not yet been determined. At the present time, we have not made any arrangements to raise additional cash; however, we intend to raise additional capital through private placements once we gain a quotation on the Over-The-Counter Bulletin Board, for which there is no assurance. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

Over the next twelve months we have estimated that we will need to spend approximately $48,000 on completing these stages, in addition to the work contributed to the development by our management.

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

On August 10, 2011 the Company changed its name to SurePure, Inc. As of the filing of this report the merger has not been completed. (Refer to Company’s 8-K filing with the Securities and Exchange Commission website).

Financial Condition, Liquidity and Capital Resources

At September 30, 2011, we had nil cash on hand and in the bank compared to $304 in cash at December 31, 2010. At September 30, 2011, we had negative working capital of $17,252 compared to negative working capital of $119,980, at December 30, 2010. This decrease in negative working capital is primarily the result of a reduction in notes payable fees and accrued wages (see Financial Statements, Note 4).

At September 30, 2011, we had total assets of nil. Our total assets at December 30, 2010 were $327 consisting of cash of $304 and prepaid expenses of $23. This decrease in assets is primarily the result of the use of our cash for professional fees.

At September 30, 2011, our total liabilities were $17,252, consisting of accounts payable. Our total liabilities at December 31, 2010 were $120,307, consisting of a note payable and accrued interest to our principle executive officer of $42,719, accrued wages payable to our principle executive officer of $76,640 and accounts payable of $948.  As of July 1, 2011, Ratree Yabamrung forgave all debts owing to him by the Company for accrued wages, of $79,040, accrued interest of $1,688 and Notes payable of $45,441 (total of $126,149).

For the period ended September 30, 2011, net cash used by operating activities was ($304), net cash used by investment activities was nil, and net cash provided by financing activities was nil. For the nine months ended September 30, 2010, net cash used by operating activities was $375, net cash used by investment activities was nil, and net cash provided by financing activities was nil.

We must raise capital to continue the staged design and development of our SOEFL.com and SOEFLpoints.com Web sites and initiate marketing activities.

Management has estimated the cost over the next twelve months to be (a) $48,000 to continue development of our SOEFL.com and SOEFLpoints.com Web sites, and (b) $24,000 to maintain our reporting status. Therefore our current cash on hand will not satisfy our cash requirements for the next twelve months and as such our president, Ms. Yabamrung, will need to make additional financial commitments to our company, which is not guaranteed. Ratree Yabamrung, our president, treasurer and a director, is willing to make additional financial commitments, but the total amount that she is willing to invest has not yet been determined.

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

Results of Operations

		Three Months Ended September 30, 2011		From Inception on October 15, 2008 Through September 30, 2011
Revenue	$	Nil	$	Nil
Operating Expenses		4,950		157,601
Net Income (Loss)		(4,950)		(157,601)

Our operating expenses consist of professional and legal fees, officer wages, incorporation costs, and general and administrative expenses. Professional and legal fees for the period ended September 30, 2011 were $4,500 compared to $4,875 for the period ended September 30, 2010. For the period ended September 30, 2011 accounting fees were $1,500, auditing fees were $3,000 and legal fees were nil, compared to $3,000, $1,750 and $125 respectively for the period ended September 30, 2010. Officer wages for the period ended September 30, 2011 were nil compared to $3,120 for the period ended September 30, 2010. General and administrative expenses for the period ended September 30, 2011 was $450 compared to $45 for the period ended September 30, 2010.

Financing Activities

Financing activities resulted in a net cash inflow of nil for the period ended September 30, 2011 compared to a net cash inflow of nil for the period ended September 30, 2010.

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

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of September 30, 2011, our cash balance was nil. Our plan for satisfying our cash requirements for the next twelve months is through advertising-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate some advertising-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Additional Disclosure of Outstanding Share Data

As of November 14, 2011, we had 35,452,000 shares of common stock issued and outstanding.

Off Balance Sheet Arrangements

Ms. Yabamrung has undertaken, if she is so able to, to provide us with operating and loan capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. With the exception of the forgoing, we currently have no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts, nor are any contemplated by management. We do not engage in trading activities involving non-exchange traded contracts.

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

We did not make any material changes in or to our critical accounting policies during the three-month period ended September 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: November 18, 2011