Form 10-K
period 2011-12-31
SOEFL INC.
filed 2012-03-30
CIK 1452176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

          FORM 10-K

          (Mark One)

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to _________________________

000-54172

Commission file number

SurePure, Inc.

(Exact name of registrant as specified in its charter)

Nevada        26-3550286

State or other jurisdiction of incorporation or organization     (I.R.S. Employer Identification No.)

112 North Curry Street Carson City Nevada         89703

 (Address of principal executive offices)                        (Zip Code)

(877) 685-1955

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. 1) [X] Yes [ ] No, and 2) [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. [ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer (Do not check if a smaller reporting company) [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on March 26, 2012 is $10,182,860

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 32,452,000

Table of Contents

Item 1. Business.

3

Item 1A. Risk Factors.

4

Item 1B. Unresolved Staff Comments.

4

Item 2. Properties.

4

Item 3. Legal Proceedings.

4

Item 4. (Removed and Reserved).

4

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

4

Item 6. Selected Financial Data.

4

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

5

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

5

Item 8. Financial Statements and Supplementary Data.

5

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

14

Item 9A. Controls and Procedures.

14

Item 9B. Other Information.

15

Item 10. Directors, Executive Officers and Corporate Governance.

15

Item 11. Executive Compensation.

17

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

18

Item 13. Certain Relationships and Related Transactions, and Director Independence.

19

Item 14. Principal Accounting Fees and Services.

19

Item 15. Exhibits, Financial Statement Schedules.

20

SIGNATURES

21

PART I

Item 1. Business.

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

On July 29, 2011, SurePure, Inc. (formerly named “SOEFL, Inc.”), a Nevada corporation (the “Company”), filed a Current Report on Form 8-K disclosing that on July 25, 2011, the Company entered into an Agreement and Plan of Merger dated July 8, 2011, by and among the Company, SurePure Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of the Company, and SurePure Investment Holding AG, a Switzerland corporation (“SurePure Switzerland”).  Because of certain accounting and legal costs that would be triggered under Switzerland law with respect to the Agreement and Plan of Merger, the parties to the Agreement and Plan of Merger have agreed to restructure the transactions contemplated by the Agreement and Plan of Merger so that such accounting and legal costs triggered by Switzerland law would not be so triggered.

As a result, the restructuring of the transactions contemplated by the Agreement and Plan of Merger has resulted in the termination of the Agreement and Plan of Merger and the parties entering into a new agreement to effect the business combination of the Company and SurePure Switzerland, the principal objective of the Agreement and Plan of Merger.  The new agreement is titled, Exchange Agreement, dated October 28, 2011, was executed by the Company, SurePure Switzerland and all of the shareholders of SurePure Switzerland.  The Company executed the Exchange Agreement on November 1, 2011.

Under the terms and conditions of the Exchange Agreement, the Company will offer and sell 26,822,215 shares of common stock Company in consideration for all the issued and outstanding shares in SurePure.  The effect of the issuance will be that SurePure shareholders will hold approximately 68.61% of the issued and outstanding shares of common stock of the Company, and SurePure Switzerland will become a wholly-owned subsidiary of the Company.  The transaction has yet to be consummated.

Item 1A. Risk Factors.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties.

We do not own any real estate or other properties. Our registered office is located at 112 North Curry Street, Carson City, Nevada 89703 and our telephone number is (877) 685-1955 and our fax number is (866) 334-2567. Our operational premises are located where our president is operating from, which is from her home in Pattaya, Thailand. These operational premises are provided at no charge by our president. We believe our current premises are not adequate for our current operations and we anticipate securing adequate premises in the foreseeable future.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Date*	Open	High	Low	Close	Volume	Adj Close*
Mar 23, 2012	1.25	1.25	1.25	1.25	0	1.25
Feb 29, 2012	1.30	1.30	1.25	1.25	8,000	1.25
Jan 31, 2012	1.30	1.30	1.30	1.30	500	1.30
* Trading began January 30, 2012

Item 6. Selected Financial Data.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects", "intends", "believes", "anticipates", "may", "could", "should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor's report dated March 27, 2012 expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This doubt exists because we have not generated any revenues and no revenues are anticipated until we develop our website.. Our only other source of cash at this time is advances from our officer and director and investment by others through loans or sale of our common equity. See "March 27, 2012 , 2012 Audited Financial Statements - Auditors Report."

As of December 31, 2011, the Company had $nil of cash on hand. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. Our plan for satisfying our cash requirements for the next twelve months is through advertising-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate some advertising-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

In order to maintain our status as a going concern we must raise additional proceeds of approximately $40,000 over the course of the next twelve months in order to cover expenses related to maintaining our status as a reporting company (legal, auditing, and filing fees) estimated at $35,000 and $5,000 to cover administrative costs.  In the event we negotiate mineral claims, in order to begin staged exploration activities, the Company will be required to raise additional capital. There is no assurance we will receive the required financing to complete our business strategies.  Even if we are successful in raising capital, we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to accomplish raising adequate funds, it would be likely that any investment made into the Company would be lost in its entirety.

If we are unsuccessful in raising the additional proceeds through a private placement offering we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. We expect to incur business development and administrative expenses as well as professional fees and other expenses associated with maintaining our SEC filings. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our exploration activities, which could harm our business, financial condition and operating results. Additional funding may not be available on favorable terms, if at all.

Total expenses in the fiscal year ending Decmeber 31, 2011 were $24,721 resulting in a net loss in the fiscal year of $24,721 as compared to total expenses for the fiscal year ended December 31, 2010 of 41,091 resulting in a loss of 41,091. The net loss for the period is primarily a result of professional fees in the amount of $19,622 and office and general expenses in the amount of $4,210 as compared to office and general administration expense for the fiscal year ended December 31, 2010 of 20,656. Since inception we have incurred operating expenses of $158,901.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Surepure, Inc. (fka Soefl, Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheets of Surepure, Inc. (fka Soefl, Inc.)

 (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2011 and 2010 and since inception on October 15, 2008 through December 31, 2011. Surepure, Inc.’s (fka Soefl, Inc.) management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surepure, Inc. (fka Soefl, Inc.) (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2011 and 2010 and since inception on October 15, 2008 through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2011, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

March 27, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

6

SUREPURE, INC.

(Formerly SOEFL INC.)

 (A development stage company)

FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Audited)

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statement of Operations

Statement of Stockholders’ Equity (Deficit)

Statement of Cash Flows Notes to Financial Statements

SUREPURE, INC.

(Formerly SOEFL INC.)

(A development stage company)

BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS

CURRENT ASSETS
Cash	$ -	$ 304
Prepaid	-	23

TOTAL CURRENT ASSETS	$ -	$ 327

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 18,552	$ 948
Accrued interest – related party (Note 4)	-	778
Accrued wages – related party (Note 4)	-	76,640
Notes payable -due to related party (Note 4)	-	41,941

TOTAL CURRENT LIABILITIES	18,552	120,307

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized 1,000,000 shares of preferred stock, $0.01 par value	-	-
None issued and outstanding
200,000,000 shares of common stock, $0.001 par value (December 31, 2010, 65,000,000)
Issued and outstanding
32,452,000 shares of common stock (December 31, 2010 –32,452,000)	32,452	32,452
Additional paid-in capital	107,897	(18,252)
Deficit accumulated during the development stage	(158,901)	(134,180)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(18,552)	(119,980)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ -	$ 327

The accompanying notes are an integral part of these financial statements.

SUREPURE, INC.

(Formerly SOEFL Inc.)

 (A development stage company)

STATEMENTS OF OPERATIONS

	Years Ended	From inception (October 15, 2008) to
	December 31,	December 31,	December 31,
	2011	2010	2011

REVENUE	$ -	$ -	$ -

EXPENSES
Professional fees	19,622	19,750	71,954
Officers wages	2,400	20,040	79,040
Incorporation & filing costs	1,498	-	3,739
General and administration	312	616	2,500
Total Expenses	23,832	40,406	157,233
OPERATING LOSS	(23,832)	(40,406)	(157,233)

OTHER EXPENSE
Interest expense	889	665	1,668
Total Other Expense	$ (889)	$ (665)	$ (1,668)
LOSS BEFORE INCOME TAX EXPENSE	(24,721)	(41,091)	(158,901)
Income tax expense	-	-	-

NET INCOME (LOSS)	(24,721)	(41,091)	(158,901)

LOSS PER COMMON SHARE BASIC	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	32,452,000	32,452,000

The accompanying notes are an integral part of these financial statements.

SUREPURE, INC.

(Formerly SOEFL Inc.)

 (A development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM OCTOBER 15, 2008 (INCEPTION) TO DECEMBER 31, 2011

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total

Founder shares issued for cash – at $0.001 per share, October 16, 2008	22,800,000	$ 22,800	$ (21,300)	$ -	$ -	$ 1,500
Common stock issued for cash -
At $0.02 per share, December 29, 2008	9,652,000	9,652	3,048	-	-	12,700

Net loss for the year ended December 31, 2008	-	-	-	-	(21,532)	(21,532)

Balance, December 31, 2008 (restated)	32,452,000	32,452	(18,252)	-	(21,532)	(7,332)

Net loss for the year ended December 31, 2009	-	-	-	-	(71,557)	(71,557)

Balance, December 31, 2009	32,452,000	32,452	(18,252)	-	(93,089)	(78,889)

Net loss for the year ended December 31, 2010	-	-	-	-	(41,091)	(41,091)

Balance, December 31, 2010	32,452,000	32,452	(18,252)	-	(134,180)	(119,980)

Adjustment – debt forgiveness by president of Company – July 1, 2011 (Note 5)	-	-	126,149	-	-	126,149

Net loss for the year ended December 31, 2011	-	-	-	-	(24,721)	(24,721)

Balance, December 31, 2011	32,452,000	$ 32,452	$ 107,987	$ -	$ (158,901)	$ (18,552)

All share amounts have been restated to reflect the 15.2:1 forward split on June 14, 2011.

The accompanying notes are an integral part of these financial statements.

SUREPURE, INC.

(Formerly SOEFL Inc.)

 (A development stage company)

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2011	Year ended December 31, 2010	Inception (October 15, 2008) to December 31, 2011

OPERATING ACTIVITIES
Net loss for the period	$ (24,721)	$ (41,091)	$ (158,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued interest – related parties	889	-	1,668
Accrued wages – related parties	2,400	20,725	79,040
Expenses paid by related parties	6,500	40,000	45,441
Accounts payables	14,628	(20,259)	18,552

NET CASH USED IN OPERATING ACTIVITIES	(304)	(625)	(14,200)

FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	14,200
Proceeds from shareholder loans – related parties	-	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	14,200

NET INCREASE (DECREASE) IN CASH	(304)	(625)	-

CASH, BEGINNING	304	929	-

CASH, ENDING	$ -	$ 304	$ -

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-Cash paid during the period for:
Stock issued for officer wages or services	$ -	$ -	$ -

Stock issued for accounts payable	$ -	$ -	$ -
Non-cash gain during the period for;
Extinguishment of accrued liabilities	$ 126,149	$ -	$ 126,149

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit company on October 15, 2008.  On August 10, 2011 the Company with a majority of the shareholders and directors changed its name from SOEFL Inc., to SUREPURE, Inc.

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

NOTE 2 – GOING CONCERN

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $158,901.  As at December 31, 2011, the Company has a working capital deficit of $18,552.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

The Company has no revenues to date from its operations. Once revenues are generated, management will establish a revenue recognition policy

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Accounting Policy

The Company accounts for its advertising cost in accordance with ASC Topic 720. The Company expenses advertising costs as incurred. For the year ended December 31, 2011 and December 31, 2010 the Company incurred advertising expenses in the amount of $0 and $0 respectively.

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

Accrued Expenses

For the year ended December 31, 2011, the Company accrued $2,400 wages payable to Ratree Yabamrung, its president, treasurer and directors, which represents having worked 120 hours during the period at a rate of $20 per hour. Total accrued wages as of December 31, 2011 totalling $79,040.

Notes Payable and Accrued Interest

As of July 1, 2011, the Company had a note payable to an officer of the Company totalling $45,441.  The note represents cash advances for the payment of general corporate expenses of $45,441. The note is unsecured, due upon demand and accrues interest at the rate of 4% per annum.  Interest is calculated monthly on the outstanding balance on the last day of the month after accounting for all new funds and payments made during the month.  The Company has accrued interest payable on the note totalling $1,668 as at July 1, 2011.

On July 1, 2011, Ratree Yabamrung forgave all debts owing to him by the Company for accrued wages, of $79,040, accrued interest of $1,688 and Notes payable of $45,441 (total of $126,149). All these sums are reflected as a credit to additional-paid-in-capital.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share.  The Company authorized preferred shares is 1,000,000 preferred shares with a par value of $0.01, no preferred shares have been issued. As of December 31, 2011 there were 32,452,000 common shares issued and outstanding.

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

As of December 31, 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – INCOME TAX

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

		December 31, 2011	December 31, 2010

Net loss before income taxes per financial statements	$	$ (24,721)	$ (41,091)
Income tax rate		30%	30%
Income tax recovery		(7,416)	(12,327)
Non-deductible		--	-
Valuation allowance change		7,416	12,327

Provision for income taxes		$ –	$ –

The significant components of deferred income tax assets at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Net operating loss carryforward	$ 158,901	$ 134,180
Income tax rate	30%	30%

Future income tax asset	47,670	40,254
Valuation allowance	(47,670)	(40,254)

Net deferred income tax asset	$ –	$ –

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2011 and 2010.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined no further events to disclose.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertains to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America and receipts and expenditures are being made in accordance with authorizations of management and directors; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our President and principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and principle executive officer, who also acts as our principal financial officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Limitations on Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Annual Report on Internal Control Over Financial Reporting

As of December 31, 2011 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal control over financial reporting were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2011.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures which could result in a material misstatement in our financial statements in future periods.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated or plan to initiate the following series of measures.

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report which has materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, positions and ages of our executive officers and directors. All our directors serve until the next annual meeting of our shareholders or until their successors are elected and qualify. Our board of directors appoints officers and their terms of office are at the discretion of our board of directors.

Name and Residence	Position Held with the Company	Age	Date First Elected or Appointed
Ratree Yabamrung (1) Pattaya, Thailand	President, Treasurer, Director	33	October 15, 2008
Kotchaporn Bousing Pattaya, Thailand	Secretary, Director	36	November 18, 2009

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

1.

any bankruptcy petition filed by or against any business of which such person was an executive officer either at the time of the bankruptcy or within two years prior to that time;

2.

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

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

Ethical Business Conduct

Our board of directors has found that the fiduciary duties placed on the director by our governing corporate legislation and the common law and the restrictions placed by applicable corporate legislation on a director’s participation in decisions of our board of directors in which the director has an interest have been sufficient to encourage and promote a culture of ethical business conduct. Also our board of directors carefully examines issues and consults with outside counsels and other advisors in appropriate circumstances to ensure that we conduct our business ethically.

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

 Item 11. Executive Compensation.

The following table sets forth the compensation paid during the fiscal years ended on December 31, 2011, 2010, 2009 and 2008. The compensation addresses all compensation awarded to, earned by, or paid to the named executive officer up to December 31, 2010. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ratree Yabamrung President, Treasurer and Director	2011 2010 2009 2008	2,400 20,040 43,140 13,460	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	2,400 20,040 43,140 13,460
Kotchaporn Bousing (1) Secretary and Director	2011 2010 2009	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)   Accepted as secretary on November 18, 2009.

We did not pay any other salaries in 2011. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

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

As of July 1, 2011, the Company had a note payable to an officer of the Company totalling $45,441.  The note represents cash advances for the payment of general corporate expenses of $45,441. The note is unsecured, due upon demand and accrues interest at the rate of 4% per annum.  Interest is calculated monthly on the outstanding balance on the last day of the month after accounting for all new funds and payments made during the month.  The Company has accrued interest payable on the note totalling $1,668 as at July 1, 2011.

On July 1, 2011, Ratree Yabamrung forgave all debts owing to her by the Company for accrued wages, of $79,040, accrued interest of $1,688 and Notes payable of $45,441 (total of $126,149).

Director Compensation

Our directors are not compensated by us for acting as such and we did not compensate our directors for acting as such during the fiscal year ended December 31, 2011 and 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Code of Ethics

Changes in Control

As of the date of this annual report on Form 10-K, management had no knowledge of any arrangements which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan Information

Since our inception on October 15, 2008, we have not had any equity compensation plans either approved or not approved by our security holders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

As of July 1, 2011, the Company had a note payable to an officer of the Company totalling $45,441.  The note represents cash advances for the payment of general corporate expenses of $45,441. The note is unsecured, due upon demand and accrues interest at the rate of 4% per annum.  Interest is calculated monthly on the outstanding balance on the last day of the month after accounting for all new funds and payments made during the month.  The Company has accrued interest payable on the note totalling $1,668 as at July 1, 2011.

On July 1, 2011, Ratree Yabamrung forgave all debts owing to him by the Company for accrued wages, of $79,040, accrued interest of $1,688 and Notes payable of $45,441 (total of $126,149).

Director Independence

Our directors, Ratree Yabamrung and Kotchaporn Bousing are not independent because they are officers of our company. The determination of independence of a director has been made using the definition of “independent director” contained under NASDAQ Marketplace Rule 4200(a)(15).

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed or expected to be billed for the most recently completed fiscal years ended December 31, 2011, 2010 and 2009 for professional services rendered by Seale and Beers CPA's, LLC, Certified Public Accountants, for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by Seale and Beers CPA's, LLC, Certified Public Accountants, in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2011	2010	2009
Audit Fees	$10,625	$10,000	$3,000
Audit Related Fees	Nil	Nil	Not applicable
Tax Fees	Nil	Nil	Not applicable
All Other Fees	Nil	Nil	Not applicable
Total Fees	$10,625	$10,000	$3,000

Pre-Approval Policies and Procedures

Effective May 6, 2003, the SEC adopted rules that require that before Seale and Beers CPA's, LLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

▪

approved by our audit committee; or

▪

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

Item 15. Exhibits, Financial Statement Schedules.

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

Date: March 30, 2012

21