Form 10-Q
period 2012-03-31
SOEFL INC.
filed 2012-05-10
CIK 1452176

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 10, 2012 the registrant had 32,452,000 shares of common stock, $0.001 par value, issued and outstanding.

SUREPURE, INC.

(Formerly SOEFL INC.)

 (A development stage company)

FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Unaudited Interim Condensed Balance Sheets

Unaudited Interim Condensed Statement of Operations

Unaudited Interim Condensed Statement of Stockholders’ Equity (Deficit)

Unaudited Interim Condensed Statement of Cash Flows Notes to Unaudited Interim Condensed Financial Statements

SUREPURE, INC.

(Formerly SOEFL INC.)

 (A development stage company)

UNAUDITED INTERIM CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash	$ -	$ -
Prepaid	-	-

TOTAL CURRENT ASSETS	$ -	$ -

(i) LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 24,052	$ 18,552

TOTAL CURRENT LIABILITIES	24,052	18,552

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized 1,000,000 shares of preferred stock, $0.01 par value	-	-
None issued and outstanding
200,000,000 shares of common stock, $0.001 par value (December 31, 2011, 65,000,000)
Issued and outstanding
32,452,000 shares of common stock (December 31, 2011 –32,452,000)	32,452	32,452
Additional paid-in capital	107,897	107,897
Deficit accumulated during the development stage	(164,401)	(158,901)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(24,052)	(18,552)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SUREPURE, INC.

(Formerly SOEFL Inc.)

 (A development stage company)

UNAUDITED INTERIM CONDENSED STATEMENTS OF OPERATIONS

	Three months ended	From inception (October 15, 2008) to
	March 31,	March 31,	March 31,
	2012	2011	2012

REVENUE	$ -	$ -	$ -

EXPENSES
Professional fees	5,500	5,304	77,454
Officers wages	-	1,200	79,040
Incorporation & filing costs	-	-	3,739
General and administration	-	85	2,500
Total Expenses	5,500	6,589	162,733
OPERATING LOSS	(5,500)	(6,589)	(162,733)

OTHER EXPENSE
Interest expense	-	436	1,668
Total Other Expense	$ -	$ (436)	$ (1,668)
LOSS BEFORE INCOME TAX EXPENSE	(5,500)	(7,025)	(164,401)
Income tax expense	-	-	-

NET INCOME (LOSS)	(5,500)	(7,025)	(164,401)

LOSS PER COMMON SHARE BASIC	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	32,452,000	32,452,000

The accompanying notes are an integral part of these financial statements.

SUREPURE, INC.

(Formerly SOEFL Inc.)

 (A development stage company)

UNAUDITED INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM OCTOBER 15, 2008 (INCEPTION) TO MARCH 31, 2012

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total

Founder shares issued for cash – at $0.001 per share, October 16, 2008	22,800,000	$ 22,800	$ (21,300)	$ -	$ -	$ 1,500
Common stock issued for cash -
At $0.02 per share, December 29, 2008	9,652,000	9,652	3,048	-	-	12,700

Net loss for the year ended December 31, 2008	-	-	-	-	(21,532)	(21,532)

Balance, December 31, 2008 (restated)	32,452,000	32,452	(18,252)	-	(21,532)	(7,332)

Net loss for the year ended December 31, 2009	-	-	-	-	(71,557)	(71,557)

Balance, December 31, 2009	32,452,000	32,452	(18,252)	-	(93,089)	(78,889)

Net loss for the year ended December 31, 2010	-	-	-	-	(41,091)	(41,091)

Balance, December 31, 2010	32,452,000	32,452	(18,252)	-	(134,180)	(119,980)

Adjustment – debt forgiveness by president of Company – July 1, 2011 (Note 5)	-	-	126,149	-	-	126,149

Net loss for the year ended December 31, 2011	-	-	-	-	(24,721)	(24,721)

Balance, December 31, 2011	32,452,000	32,452	107,987		(158,901)	(18,552)

Net loss for the period ended March 31, 2012	-	-	-		(5,500)	(5,500)

Balance, March 31, 2012	32,452,000	$ 32,452	$ 107,987	$ -	$ (164,401)	$ (24,052)

All share amounts have been restated to reflect the 15.2:1 forward split on June 14, 2011.

The accompanying notes are an integral part of these financial statements.

SUREPURE, INC.

(Formerly SOEFL Inc.)

 (A development stage company)

UNAUDITED INTERIM CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2012	Three months ended March 31, 2011	Inception (October 15, 2008) to March 31, 2012

OPERATING ACTIVITIES
Net loss for the period	$ (5,500)	$ (7,025)	$ (164,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued interest – related parties	-	-	1,668
Accrued wages – related parties	-	1,660	79,040
Expenses paid by related parties	-	3,500	45,441
Accounts payables	5,500	1,561	24,052

NET CASH USED IN OPERATING ACTIVITIES	-	(304)	(14,200)

FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	14,200
Proceeds from shareholder loans – related parties	-	-	-

(ii) NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	14,200

NET INCREASE (DECREASE) IN CASH	-	(304)	-

CASH, BEGINNING	-	304	-

CASH, ENDING	$ -	$ -	$ -

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-Cash paid during the period for:
Stock issued for officer wages or services	$ -	$ -	$ -

Stock issued for accounts payable	$ -	$ -	$ -
Non-cash gain during the period for;
Extinguishment of accrued liabilities	$ -	$ -	$ 126,149

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

NOTE 2 – GOING CONCERN

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $164,401.  As at March 31, 2012, the Company has a working capital deficit of $24,052.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Revenue Recognition

The Company has no revenues to date from its operations. Once revenues are generated, management will establish a revenue recognition policy

Advertising Accounting Policy

The Company accounts for its advertising cost in accordance with ASC Topic 720. The Company expenses advertising costs as incurred. For the period ended March 31, 2012 and March 31, 2011 the Company incurred advertising expenses in the amount of $0 and $0 respectively.

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

Notes Payable and Accrued Interest

As of July 1, 2011, the Company had a note payable to an officer of the Company totalling $45,441.  The note represents cash advances for the payment of general corporate expenses of $45,441. The note is unsecured, due upon demand and accrues interest at the rate of 4% per annum.  Interest is calculated monthly on the outstanding balance on the last day of the month after

NOTE 4 – DUE TO RELATED PARTY (continued)

accounting for all new funds and payments made during the month.  The Company has accrued interest payable on the note totalling $1,668 as at July 1, 2011.

On July 1, 2011, Ratree Yabamrung forgave all debts owing to him by the Company for accrued wages, of $79,040, accrued interest of $1,688 and Notes payable of $45,441 (total of $126,149). All these sums are reflected as a credit to additional-paid-in-capital.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share.  The Company authorized preferred shares is 1,000,000 preferred shares with a par value of $0.01, no preferred shares have been issued. As of March 31, 2012 there were 32,452,000 common shares issued and outstanding.

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

As of March 31, 2012, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information appearing elsewhere in this quarterly report. Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common shares” refer to our shares of common stock. As used in this quarterly report, the terms “we”, “us”,  “our” and “SOEFL Inc.” means SurePure, Inc., unless otherwise indicated.

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

Financial Condition, Liquidity and Capital Resources

At March 31, 2012, we had nil cash on hand and in the bank compared to nil in cash at March 31, 2011. At March 31, 2012, we had negative working capital of $24,052 compared to negative working capital of $18,552 at December 31, 2011. This decrease in negative working capital is primarily the result of a reduction in notes payable fees and accrued wages (see Financial Statements, Note 4).

At March 31, 2012, we had total assets of nil. Our total assets at December 31, 2011 were nil.

At March 31, 2012, our total liabilities were $24,052, consisting of accounts payable. Our total liabilities at December 31, 2011 were $18,552 consisting of accounts payable.

For the period ended March 31, 2012, net cash used by operating activities was nil, net cash used by investment activities was nil, and net cash provided by financing activities was nil.

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

Results of Operations

		Three Months Ended March 31, 2012		From Inception on October 15, 2008 Through March 31, 2012
Revenue	$	Nil	$	Nil
Operating Expenses		5,500		164,401
Net Income (Loss)		(5,500)		(164,401)

Our operating expenses consist of professional and legal fees. Professional and legal fees for the period ended March 31, 2012 were $5,500 compared to $5,304 for the period ended March 31, 2011.

Financing Activities

Financing activities resulted in a net cash inflow of nil for the period ended March 31, 2012 compared to a net cash inflow of nil for the period ended March 31, 2011.

We intend to seek additional funding through public or private financings to fund our operations through fiscal 2012 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of March 31, 2012, our cash balance was nil. Our plan for satisfying our cash requirements for the next twelve months is through advertising-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate some advertising-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Additional Disclosure of Outstanding Share Data

As of March 31, 2012, we had 35,452,000 shares of common stock issued and outstanding.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of December 31, 2011, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

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

Our management, including our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2011 due to the following material weaknesses:

Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. Going forward, with material, complex and non-routine transactions, management will gain a thorough understanding of the transaction and seek guidance from third-party experts or consultants. Management corrected any errors prior to the release of our company’s March 31, 2012 financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SurePure, INC.

By: /s/ RATREE YABAMRUNG

Ratree Yabamrung

President, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Dated: May 10, 2012