Form 10-Q/A
period 2012-06-30
SOEFL INC.
filed 2012-08-29
CIK 1452176

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A Amendment no. 1

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

Explanatory Note: We are amending our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 to add Exhibit 101 consisting of our interactive data files pursuant to Rule 405 of Regulation S-T.

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

Defaults Upon Senior Securities

None.

Item 4

Submission of Matters to a Vote of Security Holders

None.

Item 5

Other Information

None.

Item 6

Exhibits

Exhibits Required by Item 601 of Regulation S-K

(31)	Section 302 Certification [1]
31.1*	Section 302 Certification of Ratree Yabamrung
(32)	Section 906 Certification [1]
32.1*	Section 906 Certification of Ratree Yabamrung

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed Herewith

[1] Previosly filed on August 13, 2012

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurePure, INC.

By: /s/ RATREE YABAMRUNG

Ratree Yabamrung

President, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Dated: August 28, 2012