Form 10-Q
period 2012-09-30
SOEFL INC.
filed 2012-11-14
CIK 1452176

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 9, 2012 the registrant had 32,452,000 shares of common stock, $0.001 par value, issued and outstanding.

SUREPURE, INC.

(Formerly SOEFL INC.)

 (A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Unaudited Interim Condensed Balance Sheets

Unaudited Interim Condensed Statement of Operations

Unaudited Interim Condensed Statement of Stockholders’ Equity (Deficit)

Unaudited Interim Condensed Statement of Cash Flows Notes to Unaudited Interim Condensed Financial Statements

SUREPURE, INC.

(Formerly SOEFL INC.)

 (A Development Stage Company)

UNAUDITED INTERIM CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash	$ -	$ -
Prepaid	1,874	-

TOTAL CURRENT ASSETS	$ 1,874	$ -

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 24,214	$ 18,552
Related party – shareholder loan	9,925	-

TOTAL CURRENT LIABILITIES	34,139	18,552

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized 1,000,000 shares of preferred stock, $0.01 par value	-	-
None issued and outstanding
200,000,000 shares of common stock, $0.001 par value
Issued and outstanding
32,452,000 shares of common stock (December 31, 2011 –32,452,000)	32,452	32,452
Additional paid-in capital	107,897	107,897
Deficit accumulated during the development stage	(172,614)	(158,901)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(32,265)	(18,552)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 1,874	$ -

The accompanying notes are an integral part of these financial statements.

SUREPURE, INC.

(Formerly SOEFL Inc.)

 (A Development Stage Company)

UNAUDITED INTERIM CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30		October 15, 2008 (inception) to September 30,
	2012	2011	2012	2011	2012

REVENUE	$ -	$ -	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Professional fees	$ 3,000	$ 4,500	$ 11,500	$ 16,624	$ 83,454
Officers wages	-	-	-	2,400	79,040
Incorporation & Filing/Edgar costs	2,013	-	2,013	1,498	5,752
General and administration	-	450	200	2,010	2,700
Total Expenses	5,013	4,950	13,713	22,532	170,946

NET OPERATING LOSS:	(5,013)	(4,950)	(13,713)	(22,532)	(170,946)

OTHER EXPENSE
Interest expense	-	-	-	889	1,668
Total Other Expense	-	-	-	(889)	(1,668)

LOSS BEFORE INCOME TAX EXPENSE	(5,013)	(4,950)	(13,713)	(23,421)	(172,614)
Income tax expense	-	-	-	-	-

NET INCOME (LOSS)	$ (5,013)	$ (4,950)	$ (13,713)	$ (23,421)	$ (172,614)

BASIC LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC	32,452,000	32,452,000	32,452,000	32,452,000

The accompanying notes are an integral part of these financial statements.

SUREPURE, INC.

(Formerly SOEFL Inc.)

 (A Development Stage Company)

UNAUDITED INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM OCTOBER 15, 2008 (INCEPTION) TO SEPTEMBER 30, 2012

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total

Founder shares issued for cash – at $0.001 per share, October 16, 2008	22,800,000	$ 22,800	$ (21,300)	$ -	$ -	$ 1,500
Common stock issued for cash -
At $0.02 per share, December 29, 2008	9,652,000	9,652	3,048	-	-	12,700

Net loss for the year ended December 31, 2008	-	-	-	-	(21,532)	(21,532)

Balance, December 31, 2008 (restated)	32,452,000	32,452	(18,252)	-	(21,532)	(7,332)

Net loss for the year ended December 31, 2009	-	-	-	-	(71,557)	(71,557)

Balance, December 31, 2009	32,452,000	32,452	(18,252)	-	(93,089)	(78,889)

Net loss for the year ended December 31, 2010	-	-	-	-	(41,091)	(41,091)

Balance, December 31, 2010	32,452,000	32,452	(18,252)	-	(134,180)	(119,980)

Adjustment – debt forgiveness by president of Company – July 1, 2011 (Note 5)	-	-	126,149	-	-	126,149

Net loss for the year ended December 31, 2011	-	-	-	-	(24,721)	(24,721)

Balance, December 31, 2011	32,452,000	32,452	107,897		(158,901)	(18,552)

Net loss for the period ended September 30, 2012	-	-	-		(13,713)	(13,713)

Balance, September 30, 2012	32,452,000	$ 32,452	$ 107,897	$ -	$ (172,614)	$ (32,265)

All share amounts have been restated to reflect the 15.2:1 forward split on June 14, 2011.

The accompanying notes are an integral part of these financial statements.

SUREPURE, INC.

(Formerly SOEFL Inc.)

 (A Development Stage Company)

UNAUDITED INTERIM CONDENSED STATEMENTS OF CASH FLOWS

	nine months ended September 30, 2012	Nine months ended September 30, 2011	October 15, 2008 (inception) to September 30, 2012

OPERATING ACTIVITIES
Net loss for the period	$ (13,713)	$ (23,421)	$ (172,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued interest – related parties	-	-	-
Accrued wages – related parties	-	-	-
Prepaid expenses	(1,874)	-	(1,874)
Expenses paid by related parties	9,925	-	9,925
Accounts payables	5,662	16,328	24,214

NET CASH USED IN OPERATING ACTIVITIES	-	(7,093)	(140,349)

FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	14,200
Proceeds from debt forgiveness – related parties	-	6,789	126,149

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	6,789	140,349

NET INCREASE (DECREASE) IN CASH	-	(304)	-

CASH, BEGINNING	-	304	-

CASH, ENDING	$ -	$ -	$ -

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-Cash paid during the period for:
Stock issued for officer wages or services	$ -	$ -	$ -

Stock issued for accounts payable	$ -	$ -	$ -
Non-cash gain during the period for;
Extinguishment of accrued liabilities	$ -	$ -	$ 126,149

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit company on October 15, 2008.  On August 10, 2011 the Company with a majority of the shareholders and directors changed its name from SOEFL Inc., to SUREPURE, Inc.

SOEFLpoints is to be our online loyalty marketing service, where we intend to provide advertisers with an effective means to reach our online audience with targeted marketing campaigns, while also enabling consumers to earn points-based rewards by responding to email offers, completing online surveys, shopping online and engaging in other online activities. We intend to market products and services of advertisers to our SOEFLpoints members, who register with SOEFLpoints.com through a double opt-in process to receive email marketing messages from us.

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

NOTE 2 – GOING CONCERN

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $172,614.  As at September 30, 2012, the Company has a working capital deficit of $32,265.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

In Managements opinion all adjustments necessary for a fair statement of the results for the interim periods have been made, and a statement that all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments

.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue Recognition

The Company has no revenues to date from its operations. Once revenues are generated, management will establish a revenue recognition policy

Advertising Accounting Policy

The Company accounts for its advertising cost in accordance with ASC Topic 720. The Company expenses advertising costs as incurred. For the period ended September 30, 2012 and September 30, 2011 the Company incurred advertising expenses in the amount of $0 and $0 respectively.

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

On July 1, 2011, Ratree Yabamrung forgave all debts owing to her by the Company for accrued wages, of $79,040, accrued interest of $1,668 and Notes payable of $45,441 (total of $126,149). All these sums are reflected as a credit to additional-paid-in-capital.

During the period ended September 30, 2012 the president of the Company paid $9,925 in accounts payable on behalf of the Company.  There is no interest of set repayment terms for these advances.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share.  The Company authorized preferred shares is 1,000,000 preferred shares with a par value of $0.01, no preferred shares have been issued. As of September 30, 2012 there were 32,452,000 common shares issued and outstanding.

On June 14, 2011, a majority of shareholders and the directors approved a special resolution to undertake a forward split of the common stock of the Company on a 15.2 new shares for 1 old share, which was effected on June 14, 2011, increasing the outstanding shares from 2,135,000 to 32,452,000.

NOTE 5 – STOCKHOLDERS’ DEFICIT (continued)

As of July 1, 2011, Ratree Yabamrung forgave all debts owing to her by the Company for accrued wages, of $79,040, accrued interest of $1,668 and Notes payable of $45,441 (total of $126,149). All these sums are reflected as a credit to additional-paid-in-capital.

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 15.2:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

As of September 30, 2012, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

Pursuant to the terms and conditions of the Exchange Agreement referenced above, effective August 10, 2011, the Company amended its Articles of Incorporation to change its name from SOEFL Inc. to SurePure, Inc.  The Financial Industry Regulatory Authority did not process the name change until September 14, 2011.

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

Financial Condition, Liquidity and Capital Resources

At September 30, 2012, we had nil cash on hand and in the bank compared to nil in cash at December 31, 2011. At September 30, 2012, we had negative working capital of $32,265 compared to negative working capital of $18,552 at December 31, 2011. This increase in negative working capital is primarily the result of an increase in  shareholders loan and Accounts Payable.

At September 30, 2012, we had total assets of $1,874. Our total assets at December 31, 2011 were nil.

At September 30, 2012, our total liabilities were $34,139, consisting of accounts payable and a shareholder loan. Our total liabilities at December 31, 2011 were $18,552 consisting of accounts payable.

For the period ended September 30, 2012, net cash used by operating activities was nil, net cash used by investment activities was nil, and net cash provided by financing activities was nil.

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

Results of Operations

		Three Months Ended September 30, 2012		From Inception on October 15, 2008 Through September 30, 2012
Revenue	$	Nil	$	Nil
Operating Expenses		5,013		170,946
Net Income (Loss)		(5,013)		(172,614)

Our operating expenses consist of Professional fees, Office wages, Incorporation and filing cost and General and administration expense. Professional fees for the three month period ended September 30, 2012 were $3,000 compared to $4,500 for the three month period ended September 30, 2011. Office wages were nil, Incorporation and filing cost were $2,013 and General and administration expense was nil for the three month period ended September 30, 2012 compared to Office wages of nil, Incorporation and filing cost of nil and General and administrative expense of $450 for the three month period ended September 30, 2011.

Financing Activities

Financing activities resulted in a net cash inflow of nil for the nine month period ended September 30, 2012 compared to a net cash outflow of $304 for the nine month period ended September 30, 2011.

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

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of September 30, 2012, our cash balance was nil. Our plan for satisfying our cash requirements for the next twelve months is through advertising-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate some advertising-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Additional Disclosure of Outstanding Share Data

As of September 30, 2012, we had 35,452,000 shares of common stock issued and outstanding.

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

Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. Going forward, with material, complex and non-routine transactions, management will gain a thorough understanding of the transaction and seek guidance from third-party experts or consultants. Management corrected any errors prior to the release of our company’s September 30, 2012 financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: November 9, 2012