Form 10-Q
period 2013-03-31
SurePure, Inc.
filed 2013-05-15
CIK 1452176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54172

SUREPURE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-3550286
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

405 Lexington Avenue, 25th Floor, New York, NY	10174
(Address of Principal Executive Offices)	(Zip Code)

(917) 368-8480
(Registrant’s Telephone Number, Including Area Code)

_____________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

The number of shares outstanding of the issuer’s common stock, as of May 15, 2013 was 24,247,684.

SUREPURE, INC.

INDEX

PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Consolidated Balance Sheets March 31, 2013 (Unaudited) and December 31, 2012	1

	Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2013 and 2012 and Cumulative From August 24, 2005 (Inception) to March 31, 2013	2

	Consolidated Statements of Other Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2013 and 2012 and Cumulative From August 24, 2005 (Inception) to March 31, 2013	3

	Consolidated Statement of Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2013	4

	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2013 and 2012 and Cumulative From August 24, 2005 (Inception) to March 31, 2013	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4.	Controls and Procedures.	26

PART II OTHER INFORMATION		28

Item 1.	Legal Proceedings.	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3.	Defaults Upon Senior Securities.	29

Item 4.	Mine Safety Disclosures.	29

Item 5.	Other Information.	29

Item 6.	Exhibits.	29

SIGNATURES		30

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$19,468	$142,373
Accounts receivable, net	21,859	19,948
Prepaid expenses and other current assets	86,380	128,646
Total current assets	127,707	290,967

Property and equipment, net	3,255	4,616

Other assets:
Intangible assets, net	124,791	128,958

Total assets	$255,753	$424,541

Liabilities and Equity (Deficit)

Current liabilities:
Accounts payable	$974,916	$790,930
Due to officers/stockholders	576,789	247,259
Income taxes payable	394	409

Total current liabilities	1,552,099	1,038,598

Long-term liabilities:
Loans from stockholders	2,965,138	3,241,768
Other loans payable	222,312	219,549

Total long-term liabilities	3,187,450	3,461,317

Total liabilities	4,739,549	4,499,915

Commitments and contingencies

Equity (deficit):
Stockholders’ equity (deficit):
Common stock	23,890	23,542
Preferred stock	226,654	226,654
Additional paid-in capital	21,345,211	20,920,817
Equity of variable interest entities	920,980	920,980
Other comprehensive income	580,722	360,464
Deficit accumulated during the development stage	(26,260,129)	(25,192,142)
Total stockholders’ equity (deficit)	(3,162,672)	(2,739,685)

Noncontrolling interest	(1,321,124)	(1,335,689)

Total Equity (Deficit)	(4,483,796)	(4,075,374)

Total Liabilities and Equity Deficit	$255,753	$424,541

See notes to consolidated financial statements.

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
AND CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO MARCH 31, 2013

			Cumulative From
	Three Months Ended		August 24, 2005
	March 31,		(inception) to
	2013	2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$36,355	$28,706	$2,300,765

Cost of sales	7,565	5,293	1,545,061

Gross profit	28,790	23,413	755,704

Expenses:
General and administrative expenses	1,013,648	786,270	21,406,155
Promotion and marketing	28,731	37,537	620,117
Research and development	33,566	16,537	3,662,866
Depreciation and amortization	5,528	5,744	181,627
Impairment of patent	-	-	537,631

Total expenses	1,081,473	846,088	26,408,396

Loss from operations	(1,052,683)	(822,675)	(25,652,692)

Other income (expense):
Interest income	3	14	371,861
Interest expense	(79,173)	(115,121)	(2,536,399)
Exchange rate gains and losses	(776)	-	(26,163)
Loss on disposition of fixed assets	-	-	(64,172)

Total other (expense) income	(79,946)	(115,107)	(2,254,873)

Loss before provision for taxes	(1,132,629)	(937,782)	(27,907,565)

Provision for income taxes	-	-	32,673

Net loss	(1,132,629)	(937,782)	(27,940,238)

Net loss attributable to non-controlling interest	(64,642)	(34,917)	(1,680,109)

Net loss attributable to SurePure	$(1,067,987)	$(902,865)	$(26,260,129)

Loss per share – basic and diluted attributable
to SurePure common stockholders	$(0.05)	$(0.03)	(0.99)

Weighted average shares outstanding -
basic and diluted	23,669,784	36,094,215	26,537,506

See notes to consolidated financial statements.

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
AND CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO MARCH 31, 2013

			Cumulative From
	Three Months Ended		August 24, 2005
	March 31,		(inception) to
	2013	2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(1,132,629)	$(937,782)	$(27,940,238)

Other comprehensive loss, net of tax

Unrealized gain (loss) on foreign
currency translation	299,465	(230,095)	746,148

Comprehensive loss	(833,164)	(1,167,877)	(27,194,090)

Less: Comprehensive income (loss) attributable
to noncontrolling interest	14,565	(91,119)	(1,514,684)

Comprehensive loss attributable
to SurePure, net of tax	$(847,729)	$(1,076,758)	$(25,679,406)

See notes to consolidated financial statements.

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013

					Equity in			Accumulated
(Unaudited)	Common			Additional	Variable	Retained		Other
	Shares	Common	Preferred	Paid-in	Interest	Earnings	Noncontrolling	Comprehensive
	Issued	Stock	Stock	Capital	Entities	(Deficit)	Interest	Income	Total
Balances-January 1, 2013	23,542,184	$23,542	$226,654	$20,920,817	$920,980	$(25,192,142)	$(1,335,689)	$360,464	$(4,075,374)

Issuance of common stock	348,000	348		347,652					348,000

Imputed interest on stockholder loans				76,742					76,742

Net (loss) for the three months ended March 31, 2013						(1,067,987)	(64,642)		(1,132,629)

Unrealized gain on foreign currency translation adjustment	-	-	-	-	-	-	79,207	220,258	299,465

Balances- March 31, 2013	23,890,184	$23,890	$226,654	$21,345,211	$920,980	$(26,260,129)	$(1,321,124)	$580,722	$(4,483,796)

See notes to consolidated financial statements.

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
AND CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO MARCH 31, 2013

			Cumulative From
	Three Months Ended		August 24, 2005
	March, 31		(inception) to
	2013	2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Cash from operating activities:
Net loss	$(1,132,629)	$(937,782)	$(27,940,238)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,528	5,744	181,627
Impairment of patent	-	-	537,631
Loss on sale of property and equipment	-	-	64,172
Imputed interest on stockholders loans	76,742	110,489	2,440,679
Changes in assets and liabilities:
Accounts receivable	(1,911)	66,118	(21,859)
Prepaid expenses and other current assets	42,266	(11,836)	(86,380)
Accounts payable	183,986	69,618	974,916
Due to officers/stockholders	329,530	(36,322)	576,789
Income taxes payable	(15)	(307)	394

Total cash used in operating activities	(496,503)	(734,278)	(23,272,269)

Cash from investing activities:
Purchase of property and equipment	-	-	(181,760)
Proceeds from sales of property and equipment	-	-	16,860
Acquisition of patents	-	-	(746,576)

Total cash provided by (used in) investing activities	-	-	(911,476)

Cash from financing activities:
Proceeds from sale of equity	348,000	-	14,006,469
Proceeds from equity of variable interest entities	-	-	83,309
(Decreases)/Increases in loans from stockholders	(276,630)	1,090,138	9,144,975
Increases in other loans payable	2,763	-	222,312

Total cash provided by financing activities	74,133	1,090,138	23,457,065

Effect of exchange rate changes on cash and cash equivalents	299,465	(230,095)	746,148

Net (decrease) increase in cash	(122,905)	125,765	19,468

Cash, beginning of period	142,373	35,475	-

Cash, end of period	$19,468	$161,240	$19,468

Supplemental disclosures:
Interest paid	$2,431	$4,932	$95,720

Income taxes paid	$-	$-	$32,673

Conversion of stockholders’ loans to equity	$-	$-	$5,065,437

Conversion of other loans payable to stockholders’ loans			$300,000

Conversion of stockholders’ loans to equity of variable interest entities	$-	$-	$1,114,400

Imputed interest on stockholder's loans reported as an
increase to additional paid-in capital	$76,742	$110,189	$2,440,679

See notes to consolidated financial statements.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

Notes To Consolidated financial Statements

Three Months Ended March 31, 2013 and 2012

1. Organization and Significant Accounting Policies

Description of Business

SurePure Investment Holding AG (“SPI”) was incorporated in Switzerland in 2007. From 2007 to December 12, 2012 SPI was the holding company of the SurePure Group (the “Group”), which included subsidiaries and other entities whose activities primarily benefit the Group. On December 12, 2012, SPI entered into an Amended and Restated Share Exchange Agreement with SurePure, Inc. (“SurePure US” or the “Company”) pursuant to which SurePure US acquired SPI in a share exchange (the “Share Exchange”) and became the holding company for the Group, including SPI. Although SurePure US is the legal acquirer of SPI, SPI is treated as the acquirer for accounting and financial reporting purposes and under this method, SurePure US retains SPI’s financial reporting history.

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

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of the Company and subsidiaries have been prepared in accordance accounting principles generally accepted in the United States of America (“GAAP”), with the instructions to Form 10-Q and with the requirements of Regulation S-X of the U. S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual consolidated financial statements. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

The accompanying unaudited consolidated financial statements include the accounts and results of operations of the Company, its subsidiaries and its variable interest entities (“VIE’s”). All inter-group balances and transactions have been eliminated in the consolidation. As a development stage entity, the Company is devoting most of its efforts to establishing its business; therefore, the accompanying consolidated statements of operations, comprehensive income (loss), and cash flows present cumulative amounts since inception.

The Company’s wholly-owned subsidiaries are as follows:

• SurePure Operations AG (“SPO”), which markets the products of the Group and earns its revenue by selling equipment utilizing the Group technology globally. SPO owns a patent for its technology in a number of countries;

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

Notes To Consolidated financial Statements (Continued)

Three Months Ended March 31, 2013 and 2012

• SurePure Latin America Maqinas de Purificasao UVC Ltda. (“SPLAM”), which conducts no operations currently; and

• SurePure Participations AG (“SPP”) which was a minority stockholder of SPI and is part of the common holding structure of the Group. SPP has no operations and all of its expenses have been and will continue to be paid by SPI. Formerly a VIE, SPP became a subsidiary as a result of the Share Exchange on December 12, 2012.

VIE’s are entities whose activities primarily benefit the Company and are primarily supported by the Company. The Company continues to have a variable interest in the following entities: SurePure Holdings South Africa (Pty) Ltd. (“SPHSA”) and its wholly-owned subsidiary, SurePure Marketing South Africa (Pty) Ltd. (“SPMSA”), which hold the South African patent, make the products of the Group and earn revenue from selling equipment utilizing the SurePure technology.

The Group’s reporting currency is the United States Dollar (“USD”) and these consolidated financial statements are presented in USD or “$.”

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

GAAP requires that, in applying the liability method, the consolidated financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion, the most likely resolution of an uncertain tax position should be analyzed based on technical merits and one that will likely be sustained under examination. There are no uncertain tax positions requiring adjustment to or disclosure in these consolidated financial statements.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

Notes To Consolidated financial Statements (Continued)

Three Months Ended March 31, 2013 and 2012

Accounts Receivable

The Group performs regular credit evaluations of customers to which it provides sales on credit terms, and adjusts credit limits based on the customer’s payment history and reassessments of their creditworthiness. The Group continuously monitors its collections and establishes a provision for estimated doubtful accounts, if necessary. No allowance for doubtful accounts was deemed to be necessary at March 31, 2013 or at December 31, 2012.

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

The Group evaluates the carrying value of its intangible assets for impairment at least annually or when events or changes in circumstances are identified by management that indicate that such carrying values may not be fully recoverable. The evaluation involves estimating the future undiscounted cash flows expected to be derived from the assets to assess whether or not a potential impairment exists. As a result of its evaluations, management determined that it was not necessary to recognize a loss on impairment of its intangible assets for the three months ended March 31, 2013 or for the year ended December 31, 2012. During the period from inception to March 31, 2013, impairment losses on intangible assets of $537,631 were recognized.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

Notes To Consolidated financial Statements (Continued)

Three Months Ended March 31, 2013 and 2012

Fair Value of Financial Instruments

Financial instruments include accounts receivable and accounts payable. As of March 31, 2013 and December 31, 2012, the carrying values of the financial instruments approximated their fair values due to the short-term nature of these instruments.

Revenue

Revenue is earned from sales and licensing of equipment that uses the Company’s patented technology and is recognized, net of returns and discounts, when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. These criteria are usually met upon delivery of the product to the customer, which is also when the risk of ownership and title passes to the customer.

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

Applicable functional currencies are:

SPI, SPO, and SPP Swiss francs – CHF

SPLAM Brazilian Real – BRL

SPMSA and SPHSA South African Rand – ZAR

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

Notes To Consolidated financial Statements (Continued)

Three Months Ended March 31, 2013 and 2012

Exchange rates used for conversion of foreign items to USD at the end of each period and the average for the period were:

	Three Months Ended March 31,		December 31,
	2013	2012	2012
CHF:
Reporting date	1.0525	1.1071	1.0942
Average for period	1.0752	1.0847	N/A

BRL:
Reporting date	0.4938	0.5478	0.488
Average for period	0.4998	0.5650	N/A

ZAR:
Reporting date	0.1082	0.1300	0.1178
Average for period	0.1118	0.1286	N/A

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

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

Notes To Consolidated financial Statements (Continued)

Three Months Ended March 31, 2013 and 2012

2.	Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2013	2012

Machinery and equipment	$5,010	$5,010
Furniture and fixtures	12,753	12,753
Motor vehicles	14,400	14,400
Office and computer equipment	12,647	12,647
	44,810	44,810
Less: Accumulated depreciation	41,555	40,194

Property and equipment, net	$3,255	$4,616

Depreciation expense was $1,361, $1,727, and $94,014 for the three months ended March 31, 2013 and 2012 and for the period from inception to March 31, 2013, respectively.

3.	Intangible Assets

Intangible assets consist of the following:

	March 31,	December 31,
	2011	2012

Patents	$208,943	$208,943
Less: Accumulated amortization	84,152	79,985

Intangible asset, net	$124,791	$128,958

Amortization expense was $4,167, $4,017, and $87,613 for the three months ended March 31, 2013 and 2012 and for the period from inception to March 31, 2013, respectively.

4.	Due to Officers/Stockholders

Due to officers/stockholders consists of unpaid salaries, accrued leave and advances from the three executives of the Group entities totaling $576,789 and $247,259 at March 31, 2013 and December 31, 2012, respectively.

5.	Stockholders and Other Loans Payable

Stockholder and other loans payable consist of advances by individuals and companies to the Group. Certain of the lenders are either stockholders or are related to stockholders. None of these loans are supported by notes and none have a provision for interest or repayment. The Company has imputed interest on these loans. The rates of interest used to impute interest on these loans range from 4% per annum to 15% per annum during the periods in which these loans were outstanding and represent management’s best estimate of the interest rates that would be applicable to Company in a third-party marketplace. For the three months ended March 31, 2013 and 2012 and for the period from inception to March 31, 2013, the imputed interest on these loans was $76,742, $110,489 and $2,440,679, respectively. These amounts are included in interest expense in the accompanying consolidated statements of operations and are reflected as an increase in additional paid-in capital in the accompanying consolidated statements of stockholders’ deficit.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

Notes To Consolidated financial Statements (Continued)

Three Months Ended March 31, 2013 and 2012

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

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

Notes To Consolidated financial Statements (Continued)

Three Months Ended March 31, 2013 and 2012

In October 2012, the Company and the three lenders whose balances are reflected in Other Loans Payable revised their agreements orally and these agreements were later formalized in writing effective January 2013. The Company agreed to pay interest at 5% per annum on the outstanding balances retroactive to the time that the loans were made in 2011 and repaid these lenders $105,000 in October 2012. Interest on these loans for the three months ended March 31, 2013 was $2,763 and for the period from inception to March 31, 2013 was $24,593 respectively. In addition, the Company agreed to make monthly payments of $10,000 to each of the three lenders commencing February 2013. On April 4, 2013, these lenders and the Company agreed that the lenders will receive the right to convert each $1 that is unpaid under the agreement into one share of the Company’s common stock for upon the effective date of the Company’s registration statement for certain shares of the Company’s common stock. The agreements further provided that if the entire loan balance was not paid by October 31, 2013, then a 10% per annum interest rate would be applied to the entire loan balance from the inception of the loan. As of April 1, 2013, the Company has not made the monthly payments pursuant to these agreements.

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

On June 14, 2011, a majority of the shareholders and directors of SurePure US approved a special resolution to undertake a forward split of the Company’s common stock resulting in an increase in the number of outstanding shares on that date from 2,135,000 to 32,452,000. Of these shares, 23,180,000 shares that were held by the former directors and officers were redeemed and cancelled as a condition to the Share Exchange, leaving 9,272,000 shares of SurePure US outstanding immediately prior to the Share Exchange. No preferred shares were issued prior to the date of the Share Exchange.

In determining the annual number of outstanding common shares on a weighted-average basis, the 9,272,000 common shares held by former SurePure US stockholders are considered to be outstanding from July 25, 2011, the date that the Company and SPI entered into an Agreement and Plan of Merger.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

Notes To Consolidated financial Statements (Continued)

Three Months Ended March 31, 2013 and 2012

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

At March 31, 2013 and December 31, 2012, 23,890,184 and 23,542,184, respectively, common shares were issued and outstanding. There were 22,665,447 issued and outstanding preferred shares at March 31, 2013 and December 31, 2012..

All references in these consolidated financial statements to the number of common shares, price per share and weighted average number of common shares outstanding prior to the June 2011 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted. As of March 31, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

7.	Stock Subscription Agreement

On November 26, 2012, the Company entered into a Subscription Agreement with RD Active Capital Limited, a United Kingdom-based investment manager (“RD Active”), in which RD Active agreed to purchase up to 300,000 new common shares over the period ending January 31, 2013 and acquired the right to purchase up to 2,700,000 new common shares through March 31, 2013 as long as RD Active purchased the 300,000 new common shares. The right to purchase shares was extended on March 28, 2013 to April 12, 2013 and on April 12, 2013, the right to purchase shares was further extended to May 31, 2013. All common shares were purchased and sold, and are to be purchased and sold, at an issue price of $1.00 per share. Under the terms of the Subscription Agreement, RD Active may exercise the additional purchase right on its own behalf and resell to other purchasers or may place the additional shares directly with other purchasers. At such time as RD Active and any other purchasers have completed and paid for 3,000,000 shares under the Subscription Agreement, RD Active and the other purchasers under the Subscription Agreement have the right to appoint an additional director to the board of directors of the Company. Pursuant to the terms and conditions of the Share Exchange, the Company has assumed the obligations of SPI under the Subscription Agreement.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

Notes To Consolidated financial Statements (Continued)

Three Months Ended March 31, 2013 and 2012

As of March 31, 2013, RD Active had purchased 583,000 common shares under the Subscription Agreement, including 348,000 common shares during the three months ended March 31, 2013. Subsequent to March 31, 2013, the Company received $357,500 pursuant to the Subscription Agreement, and the Company issued 357,500 additional common shares.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

Notes To Consolidated financial Statements (Continued)

Three Months Ended March 31, 2013 and 2012

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

The Company and group members file income tax returns in Switzerland, South Africa, the United States and Brazil. The components of income (loss) from operations before income taxes, by jurisdiction, are as follows:

			From August 24, 2005
	Three Months Ended March 31,		(inception) to
	2013	2012	March 31, 2013
Switzerland	$(362,053)	$(736,726)	$(16,877,939)
South Africa	(372,212)	(201,056)	(9,674,331)
United States	(398,364)	-	(413,798)
Brazil	-	-	(941,498)
Total	$(1,132,629)	$(937,782)	$(27,907,566)

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

Notes To Consolidated financial Statements (Continued)

Three Months Ended March 31, 2013 and 2012

The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following for the three months ended March 31, 2013 and 2012 and for the period from August 24, 2005 (inception) to March 31, 2013:

			From August 24, 2005
	Three Months Ended March 31,		(inception) to
	2013	2012	March 31, 2013
Current tax provision:
Switzerland	$-	$-	$32,673
South Africa	-	-	-
United States	-	-	-
Brazil	-	-	-
Total current tax provision	$-	$-	$32,673

Deferred tax provision:
Switzerland	$(64,225)	$(112,996)	$(2,894,435)
South Africa	(67,769)	(33,955)	(1,889,318)
United States	(139,427)	-	(144,829)
Brazil	-	-	(235,375)
Change in valuation allowance	271,421	146,951	5,163,957
Total deferred provision	$-	$-	$-

Total	$-	$-	$32,673

The Company has determined that the future tax benefits from net operating losses are not likely to be realized in future periods and a full valuation allowance has been provided for all periods.

The income tax effect of each type of temporary difference giving rise to the net deferred tax asset as follows:

	March 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$5,163,957	$4,892,536
Less: valuation allowance	(5,163,957)	(4,892,536)

Total	$-	$-

The following table reconciles the effective income tax rates with the statutory rates for the three months ended March 31, 2013 and 2012 and for the period from August 24, 2005 (inception) to March 31, 2013:

			United
	Switzerland	South Africa	States	Brazil	Total

Three months ended March 31, 2013:
Net (loss) from operations
before taxes	$(362,053)	$(372,212)	$(398,364)	$-	$(1,132,629)

As calculated at the statutory rate	(64,225)	(104,219)	(139,427)	-	(307,871)

Permanent differences	-	36,450		-	36,450
Change in valuation reserves	64,225	67,769	139,427	-	271,421

Provision for income taxes	$-	$-	$-	$-	$-

Three months ended March 31, 2012:
Net (loss) income from operations
before taxes	$(736,726)	$(201,056)	$-	$-	$(937,782)

As calculated at the statutory rate	$(108,764)	$(56,296)	$-	$-	$(165,060)

Permanent differences	(4,232)	22,341	-	-	18,109
Change in valuation reserves	112,996	33,955	-	-	146,951

Provision for income taxes	$-	$-	$-	$-	$-

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

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

Notes To Consolidated financial Statements (Continued)

Three Months Ended March 31, 2013 and 2012

11.	Pending Acquisition of SPHSA

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

Subject to the terms and conditions of the Acquisition Agreement, on August 21, 2012, SPI made its offer, which initially was irrevocable for a period of 20 business days after the date of the offer to purchase from each of the shareholders of SPHSA all of their shares of SPHSA at a closing to be held September 19, 2012, which was the 21st business day after the date of the offer. The shares of SPHSA subject to SPI’s offer to purchase included shares that reflected the value of shareholder loans outstanding at the time of the offer. On September 21, 2012, SPI extended the period during which its offer remained open until November 26, 2012 to permit the satisfaction of conditions to the closing of the offer. On November 30, 2012, SPI and SPHSA agreed to amend the Acquisition Agreement to provide that the offer would remain open until February 28, 2013, so as to permit the fulfillment of certain closing conditions. On March 8, 2013, SPI extended the date that the offer would remain open to June 28, 2013. The purchase price for the shares of SPHSA under the offer was ZAR 4,000 (approximately $500.00) per share of SPHSA. The Acquisition Agreement provides that SPI will settle the purchase price it is paying for the shares of SPHSA in shares of SPI in the ratios of (i) 1,000 common shares of SPI for each share of SPHSA and (ii) 1,000 common shares of SPI for each ZAR 4,000 in principal amount of loans owed by SPHSA to its shareholders. As of the May 15, 2013, SPHSA had not yet received a final determination from the South African Reserve Bank as to whether the transaction could proceed.

Acting under the terms of the Share Exchange, at the time of the Share Exchange SPI assigned its rights under the Acquisition Agreement to SurePure US, and SurePure US assumed the obligations of SPI to issue shares to the shareholders of SPHSA at such time, if any, that the pending acquisition of SPHSA is completed.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

Notes To Consolidated financial Statements (Continued)

Three Months Ended March 31, 2013 and 2012

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

There are no outstanding grants under the Plan as of March 31, 2013.

13.	Commitments, Contingencies and Tax Obligation

Lease Commitments

The Group leases two premises in South Africa under operating leases. One location is an office facility and the other is a workshop. The office facility lease was originally scheduled to expire on April 30, 2012, with a monthly rent of $4,689, but has been renegotiated to extend the lease term to February 28, 2014, at a monthly rent of $2,677, for the first year and $2,946 for the second year. The lease for the Group’s workshop facility originally expired on April 30, 2012, with a monthly rent of $2,460. This lease term was then extended to November 30, 2012 and has been extended again to September 30, 2013, with a monthly rent of $2,595, through April 30, 2013 and a monthly rent of $2,855 thereafter. In addition to the payments required under the preceding leases, payments are made for space rentals on an as-needed basis. The total rent expense for the three months ended March 31, 2013 and 2012 and for the period from inception to March 31, 2013 was approximately $20,500, $22,600 and $797,500, respectively. Rent expense is included in general and administrative expenses in the accompanying consolidated statement of operations.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

Notes To Consolidated financial Statements (Continued)

Three Months Ended March 31, 2013 and 2012

The future rent commitments under the above leases are as follows:

March 31, 2014	$47,648

Payroll Commitments

The Group’s employees in South Africa have employment contracts that provide for one month of notice before the employee can be terminated. As of March 31, 2013, the total monthly salary commitment applicable to these employees was approximately $33,000.

Payroll Tax Obligation

In February 2012, SPMSA received notification from the South African Revenue Service regarding unpaid payroll taxes of approximately $185,000. SPM requested additional time to arrange a payment plan that is suitable to both parties and has commenced making monthly payments against this balance. During the Company’s review of this matter in 2012, it was discovered that additional taxes amounting to approximately $62,000 were due. At March 31, 2013 and December 31, 2012, the unpaid balance of this liability was approximately $162,000 and $187,000, respectively and is included in accounts payable and other current liabilities in the accompanying consolidated balance sheets.

Employment and Consulting Agreements

The Group has entered into agreements to secure the services of three executives. These agreements provide for annual compensation and require a termination notice period by the Group of three months. The executives all are stockholders of the Company.

The total compensation paid to these executives for the three months ended March 31, 2013 and 2012 and for the period from inception to March 31, 2013 was approximately $261,000, $314,000 and $5,353,000, respectively. These amounts are included in general and administrative expenses.

The Group entered into agreements with unrelated third party consultants and institutions for consulting, research and professional services. These agreements can be terminated by either party with between two weeks and three months written notice or immediately if for cause. The amounts due vary according to the nature of the service arrangement and the length of notice required for termination. The minimum amount due under these agreements is approximately $134,000 per month.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

Notes To Consolidated financial Statements (Continued)

Three Months Ended March 31, 2013 and 2012

14.	Subsequent Events

The Company has evaluated its subsequent events from the balance sheet date. Other than as disclosed in Notes 5, 7, and 15, the Company has determined that there were no material subsequent events requiring adjustment to or disclosure in these consolidated financial statements except the following:

On April 4, 2013, SPMSA, a VIE of the Company, borrowed ZAR 2 million (approximately $215,000) from a lender in South Africa. The terms of the loan provide for interest of 2% per month on the outstanding balance which is payable together with the principal balance no later than September 30, 2013. An officer/stockholder of the Company has deposited 1,000,000 of his common shares of the Company with the lender as security for the repayment of the loan.

15.	Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of the Group as a going concern. Due to the start-up nature of its business, the Group has generated recurring losses and expects to incur additional losses as it expands the UV-C technology and develops marketing, sales and financial plans. As reflected in the accompanying consolidated financial statements, the Group’s total liabilities exceed total assets at March 31, 2013 and December 31, 2012 by $4,483,796 and $4,075,374, respectively, and the Group has incurred cumulative operating losses since the date of inception. To date, the Group’s cash flow requirements have been met with cash investments by the stockholders, certain third parties and to a lesser extent, sales and interest income.

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

Management is currently pursuing various plans to meet the cash flow requirements of the Company for the twelve months ending March 31, 2014. As disclosed in Note 7 above, the Company is a party to the Subscription Agreement with RD Active. Subsequent to March 31, 2013, the company received $357,500 under this Subscription Agreement. An additional 2,059,500 shares of the Company’s common stock remain available for purchase under the Subscription Agreement at $1.00 per share through the current termination date of May 31, 2013. In addition, there are ongoing discussions with current and other potential investors and the Company is also considering an additional common stock offering during 2013. The Company projects that increase in the commercialization of the Company’s technology will provide additional cash flow for operations.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements.  These statements are based on the beliefs and assumptions of our management based on information currently available to our management.  Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified under the heading “Risk Factors” included in other documents we have filed with the Securities and Exchange Commission (the “Commission”).  Furthermore, such forward-looking statements speak only as of the date of this report.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

The results presented in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” are those of the SurePure, Inc., its subsidiaries and two variable interest entities (all of which are collectively referred to in this Section as the “Group”) as reflected in our unaudited consolidated financial statements included in this report. The following discussion should be read in conjunction with such consolidated financial statements and the notes thereto. The results presented below pertain to the unaudited consolidated financial statements for the three months ended March 31, 2013 and March 31, 2012 and the audited consolidated financial statements for the year ended December 31, 2012.

Additional Funding

We experienced a shortfall in funding from investors during the end of 2012 and the beginning of 2013. As a result, we require additional funding to maintain our operations and execute our business plan. Should we be unable to secure financing from outside sources, we will be unable to meet our milestones and may scale back or even discontinue our operations until such time, if ever, that we are able to secure financing. Notwithstanding our efforts to secure financing, there is no assurance that any financing will be available on acceptable terms or at all.

Plan of Operation

We seek to expand the commercial acceptance of our SurePure Turbulator purification systems. To achieve this goal, we expect to execute the following principal steps:

•	Attend and promote our product at three or more international trade shows during late 2013 for the brewing industry and for the dairy/fruit juice industry. The purpose of our exhibitions at these venues will be to reach out to industry participants, including distributors of engineered systems and to make them aware of the our product’s advantages and the expanded applications of the product that we have developed over the past 18 months;

•	Continue to build our technical sales support team by hiring qualified sales engineers and scientists. Since our product is an engineered system, we believe that both our marketing and sales efforts will be enhanced by having access to qualified technical support;

•	Continue to pursue regulatory clearances and approvals for applications, such as dairy products, that are required for our product to be sold in those industries. During this period, we expect to take the following actions with regulatory agencies:

a.	To request review of the SurePure technology by the US Food and Drug Administration (“FDA”) so that the technology may be categorized as “generally regarded as safe,” or “GRAS”;

b.	To receive approval of the material that we and a UK customer submitted to the UK Food Standard Authority in June 2011 to obtain EU Novel Food approval;

c.	To receive approval from the International Organization of Wine and Vine (“OIV”) for the use of the SurePure technology for wine industry applications; and

d.	To receive approval from the Director General: Health of South Africa of our application for amendment of South African regulations relating to milk and dairy products permitting the use of our product to purify milk;

•	Seek to market and sell our product and our technology for industrial applications;

•	Expand our distribution networks for our products by identifying additional distributors according to geographic market, expertise with specific liquids and existing client relationships and negotiating agreements with the identified distributors on terms acceptable to both the distributors and to us;

•	Seek to expand our management team by hiring a relevant staff with industry expertise in those geographic territories in which we plan to sell our product; and

•	Obtain additional equity financing to support our growth, plus, if appropriate and if available to us, working capital financing to provide capital to support and augment our operations.

We intend to grow rapidly over the next five years through the use of working capital and equity financing, if financing is available to us. If we are able to secure sufficient financing, we believe that it will be feasible for us to meet our expectations based on our strategy of targeting strategic global regions with multiple potential clients. However, we will carefully monitor the risks associated with achieving our goals in each scenario to ensure that we can meet client expectations while becoming financially solvent.

Results of Operations

During the three months ended March 31, 2013, we focused on the following developments:

•	continuing with commercial trials at key customer sites;
•	working with regulatory authorities such that our technology can be employed in key areas;
•	evaluating new product applications for our technology;
•	preparing documentation and finalizing processes related to the conclusion of the share exchange on December 12, 2012; and
•	nurturing relationships with key investors.

Subsequent to March 31, 2013, we have continued to focus on the following developments:

•	continuing with commercial trials at key customer sites;
•	continuing the expansion of our distributor network internationally;
•	continuing to work with regulatory authorities to progress the applications for use of our technology in key areas; and
•	negotiating possible equity financing agreements.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2013 compared with our results of operations for the three months ended March 31, 2012:

	Three Months Ended:		Variance
	March 31, 2013	March 31, 2012	$	%

Revenues	$36,000	$29,000	7,000	24%

General and Admin Expenses	1,014,000	786,000	228,000	29%

Research and Development	34,000	17,000	17,000	100%

Interest Expense	79,000	115,000	(36,000)	-31%

Net Loss	1,133,000	938,000	195,000	21%

Cash used in operating activities	497,000	734,000	(237,000)	-32%

Cash provided by financing activities	74,000	1,090,000	(1,016,000)	-93%

Revenues

We recorded revenue of approximately $36,000 during the three months ended March 31, 2013, which was relatively unchanged from our revenue for the three months ended March 31, 2012.

We expect that the amount of revenue realized from sales and royalty income will increase in line with its commercialization efforts, related to the introduction of its technologies to a broader range of clients and geographic areas. Our business model is largely based on usage royalties or usage fees, and we expect that royalty and fee income will increase in line with our increased level of commercialization as that increased level of commercialization occurs. We do not expect increased level of commercialization to occur before the third quarter of 2013.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2013 at approximately $1,014,000 were 29% higher than the comparable expenses for the three months ended March 31, 2012 largely as a result of the professional fees associated with the closing of the share exchange that occurred in December 2012 and our filing of reports and other documents with the Commission. General and administrative expenses are largely attributable to employment costs, professional fees, consultants and business travel expenses.

We expect that our general and administrative expenses will increase in future periods, as the increased level of commercialization of our technology will require increased levels of staffing and associated expenditures.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2013 at approximately $34,000 were 100% higher than the comparable expenses for the three months ended March 31, 2012. A large portion of these expenditures were for work undertaken to submit our application seeking GRAS status for our technology to the FDA.

We expect that our research and development expenses will increase in future periods, as we pursue new applications for our technology. In addition, we anticipate that certain additional research work may be required to support our application to the FDA seeking GRAS status for our technology.

Net Losses

For the period from August 24, 2005 (inception) to March 31, 2013, we incurred net losses of approximately $27,940,000. Our net losses for the three months ended March 31, 2013 were approximately $1,133,000, compared with approximately $938,000 for the three months ended March 31, 2012, or an increase of 21%. The increase in net losses over the comparative three-month periods is primarily attributable to increases in expenditures for professional fees incurred related to completion of the December 2012 share exchange, offset by the higher revenues.

We have not as yet generated sufficient revenue to fund our operations, and we expect our net losses to continue until such time as our commercialization efforts related to our technologies produce an increase in revenues sufficient to meet the cost of our operations. Accordingly, we expect to continue to operate at a loss through fiscal 2013.

Income Tax Expense (Benefit)

We have realized net operating losses in Switzerland, South Africa, the United States and Brazil. We may have a prospective income tax benefit resulting from a net operating loss carry-forward that can offset future operating profits into the extent of any unexpired net operating losses.

Impact of Inflation

We believe that inflation has not had a material effect on our operations for the period from August 24, 2005 (inception) to March 31, 2013.

Capital Expenditures

We have spent approximately $182,000 dollars on property and equipment for the period from August 24, 2005 (inception) to March 31, 2013.

Liquidity and Capital Resources

The following table summarizes our financial position at March 31, 2013 compared with our financial position at December 31, 2012:

	As of:		Variance
	March 31, 2013	December 31, 2012	$	%

Cash	$19,000	$142,000	(123,000)	-87%

Other Current Assets	108,000	149,000	(41,000)	-28%

Total Assets	256,000	425,000	(169,000)	-40%

Current Liabilities	1,552,000	1,039,000	513,000	49%

Long term Liabilities	3,187,000	3,461,000	(274,000)	-8%

As noted above under the heading “Additional Funding” and as also noted below under this heading, our current cash resources are extremely limited.

We have been in the development stage since inception. As of March 31, 2013, we had cash of approximately $19,000 and other current assets of approximately $108,000, consisting of accounts receivable and prepaid expenses, and total assets of approximately $256,000, consisting of current assets, patents and plant and equipment. As of March 31, 2013, we had current liabilities of approximately $1,552,000, consisting of accounts payable, accounts payable to related parties and accrued liabilities. Of this amount, approximately $577,000 represented liabilities that were due to officers and shareholders who had made short term advances to us, an increase of approximately $330,000 from December 31, 2012. Long-term liabilities totaled approximately $3,187,000 and stockholders’ equity (deficit) was approximately $3,163,000 as of March 31, 2013.

For the period from August 24, 2005 (inception) to March 31, 2013, our cash used in our operating activities was approximately $23,273,000. Cash used in our operating activities for the three months ending March 31, 2013, was approximately $497,000 compared to approximately $734,000 for the three months ended March 31, 2012. Cash used in operating activities during the current period can be attributed to net losses from operations, offset by approximately $239,000 attributable to an increase in expenses funded for by officers of the Company on behalf of the Company and a lower amount of salaries paid to our officers.

We expect to continue to negative cash flows in operating activities until such time as we fully commercialize our technology.

For the period from August 24, 2005 (inception) to March 31, 2013, our cash flow used in investing activities was approximately $911,000.

These cash flows have largely been provided during the period since inception by our shareholders through capital investments and shareholder loans. We expect to continue to have cash flow provided by financing activities as we complete new rounds of financing and as we seek to increase the level of commercialization of our technology.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and, as such, we will require debt or equity financing. We are pursuing a number of prospective sources that include shareholder loans, the sale of equity, the procurement of long term debt and working capital finance as required to allow us to meet our commercialization targets. We face certain financial obstacles to attracting new financing due to our historical and current record of net losses and working capital deficits. Therefore, despite our efforts, we can provide no assurances that we will be able to obtain the financing required to meet our stated objectives or even to continue our business as a going concern.

We do not expect to pay cash dividends in the foreseeable future.

We have a defined stock option plan and contractual commitments with all of our officers and directors.

We plan to increase the number of employees to meet the anticipated demand on wider commercialization for our technology.

Off Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosures.

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures, and, as a result of the material weaknesses discussed below, management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2013, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As disclosed in the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on December 13, 2012, as amended, the Company and RD Active Limited are parties to the Subscription Agreement, dated November 26, 2012. The Company’s Current Report on Form 8-K, filed on December 13, 2012, contains a complete description of the Subscription Agreement with RD Active Limited in Item 2.01 of that Current Report under the heading “Additional Subscription Agreement for Shares,” which description is incorporated herein by reference.

During the first quarter of 2013, the Company sold and issued 75,000 shares of its Common Stock to RD Active Limited at a cash purchase price of $1.00 per share, subject to the terms and conditions of the Subscription Agreement. RD Active purchased 15,000 shares on January 10, 2013 and 60,000 shares on January 25, 2013.

During the first quarter of 2013, the Company sold and issued 273,000 shares of its Common Stock to Regency Capital Corporation at a cash purchase price of $1.00 per share, subject to the terms and conditions of the Subscription Agreement. Regency Capital Corporation is an “Other Purchaser” to whom the Company may sell its shares of Common Stock under the Subscription Agreement. Regency Capital Corporation is a Turks and Caicos Islands company. Regency Capital purchased its shares as follows:

Number
Date	of Shares
February 8, 2013	70,000
March 1, 2013	15,000
March 11, 2013	25,000
March 13, 2013	40,000
March 19, 2013	38,000
March 27, 2013	85,000

Each purchase of shares under the Subscription Agreement is subject to the accuracy of certain representations and warranties made by the purchasers of the shares, including Regency Capital Corporation. Among the representations and warranties made, each purchaser represented that it has no offices or presence in the United States of America and none of the accounts that it manages are beneficially owned by citizens or residents of the United States of America.

The Subscription Agreement provides that for purposes of compliance with the Securities Act of 1933 (the “Securities Act”), the shares sold under the Subscription Agreement are restricted securities and may not be resold to any person who is a “U.S. Person” (as defined by the rules of the Commission) or by any means of commerce connected to the United States, other than in an offering that has been registered with the Commission.

Regency Capital Corporation delivered its joinder to the Subscription Agreement to the Company and by this document represented to the Company that:

•	it understood that the shares of our Common Stock that we have issued to it and to the other purchasers under the Additional Subscription Agreement are being issued in reliance on an exemption from registration contained in Regulation S;
•	it had not engaged in any “directed selling efforts” as defined in Regulation S;
•	its purchase of shares of Common Stock is not part of a plan or scheme to evade the registration requirements of the Securities Act;
•	it is not a “US Person" and is the sole beneficial owner of the stock purchased and to be purchased by it; and
•	the acquired shares cannot be sold unless in accordance with Regulation S, pursuant to registration under the Securities Act or pursuant to an available exemption from registration.

Consequently, we believe that Regency Capital Corporation is not a resident of the United States and is not a person who would be considered to be a “US Person” under Regulation S. Reliance on these representations may not, however, guarantee compliance with Regulation S.

The share certificates that we have issued to RD Active Limited and to Regency Capital Corporation bear a legend restricting their transferability until such shares have been sold as part of a registered public offering or in a transaction that otherwise is exempt from registration with the Commission.

Other than as set forth above, there were no unregistered sales of equity securities during the first quarter.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from SurePure,, Inc. Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, and for the Cumulative Period from August 24, 2005 (inception) to March 31, 2013, (iii) Unaudited Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2013, (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and for the Cumulative Period from August 24, 2005 (inception) to March 31, 2013 and (v) Notes to the Unaudited Consolidated Financial Statements.**

_____________

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SurePure, Inc.

Date: May 15, 2013	By:	/s/ Guy Kebble
		Name:	Guy Kebble
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Stephen M. Robinson
		Name:	Stephen M. Robinson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from SurePure,, Inc. Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, and for the Cumulative Period from August 24, 2005 (inception) to March 31, 2013, (iii) Unaudited Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2013, (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and for the Cumulative Period from August 24, 2005 (inception) to March 31, 2013 and (v) Notes to the Unaudited Consolidated Financial Statements.**

_____________

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

