Form 10-Q/A
period 2013-03-31
SurePure, Inc.
filed 2013-05-17
CIK 1452176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

 (Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

The number of shares outstanding of the issuer’s common stock, as of May 15, 2013 was 24,247,684.

EXPLANATORY NOTE

We are filing this Amendment No. 1 ("Form 10-Q/A-1") to our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2013, originally filed with the Securities and Exchange Commission (the "SEC") on May 15, 2013 (the "Form 10-Q") in order to (a) to correct and add information to Note 9 of Notes to Consolidated Financial Statements for the three months ended March 31, 2013 and 2012 and (b) file the interactive data files in XBRL format required by Rule 405 of Regulation S-T and Item 601 of Regulation S-K.  These XBRL documents were inadvertently omitted on the initial Form 10-Q filing due to a technical issue by the filing agent.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q that is amended by this Form 10-Q/A-1 is restated in its entirety, and this Form 10-Q/A-1 is accompanied by currently dated certifications on Exhibits 31.1, 31.2, and 32.1 by our Chief Executive Officer and Chief Financial Officer.

Except as expressly set forth in this Form 10-Q/A-1, we are not amending any other part of the Form 10-Q. This Form 10-Q/A-1 does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures, including the forward-looking statements, unless expressly noted otherwise. Accordingly, this Form 10-Q/A-1 should be read in conjunction with the Form 10-Q and with our other filings made with the SEC subsequent to the filing of the Form 10-Q, including any amendments to those filings.

For reference purposes only, the index to exhibits related to Exhibit 101 (for interactive data files) is set forth below.

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

The Company and group members file income tax returns in Switzerland, South Africa, the United States and Brazil. The components of income (loss) from operations before income taxes, by jurisdiction, are as follows:

			From August 24, 2005
	Three Months Ended March 31,		(inception) to
	2013	2012	March 31, 2013
Switzerland	$(362,053)	$(736,726)	$(16,877,938)
South Africa	(372,212)	(201,056)	(9,674,331)
United States	(398,364)	-	(413,798)
Brazil	-	-	(941,498)
Total	$(1,132,629)	$(937,782)	$(27,907,565)

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

The following table reconciles the effective income tax rates with the statutory rates for the three months ended March 31, 2013 and 2012 and for the period from August 24, 2005 (inception) to March 31, 2013:

			United
	Switzerland	South Africa	States	Brazil	Total

Statutory Tax Rate	8.5%/18%	28.0%	35.0%	25.0%

Three months ended March 31, 2013:
Net (loss) from operations
before taxes	$(362,053)	$(372,212)	$(398,364)	$-	$(1,132,629)

As calculated at the statutory rate	(64,225)	(104,219)	(139,427)	-	(307,871)

Permanent differences	-	36,450		-	36,450
Change in valuation reserves	64,225	67,769	139,427	-	271,421

Provision for income taxes	$-	$-	$-	$-	$-

Three months ended March 31, 2012:
Net (loss) income from operations
before taxes	$(736,726)	$(201,056)	$-	$-	$(937,782)

As calculated at the statutory rate	$(108,764)	$(56,296)	$-	$-	$(165,060)

Permanent differences	(4,232)	22,341	-	-	18,109
Change in valuation reserves	112,996	33,955	-	-	146,951

Provision for income taxes	$-	$-	$-	$-	$-

For the period from August 24, 2005 (inception) to
March 31, 2013:
Net (loss) from operations
before taxes	$(16,877,938)	$(9,674,331)	$(413,798)	$(941,498)	$(27,907,565)

As calculated at the statutory rate	$(2,876,863)	$(2,708,812)	$(144,829)	$(235,375)	$(5,965,879)

Permanent differences	15,101	819,494	-	-	834,595
Change in valuation reserves	2,894,435	1,889,318	144,829	235,375	5,163,957

Provision for income taxes	$32,673	$-	$-	$-	$32,673

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

Item 6. Exhibits.

31.1	Section 302 Certification of Guy Kebble*

31.2	Section 302 Certification of Stephen M. Robinson*

32.1	Section 906 Certifications of Guy Kebble and Stephen M. Robinson*

101	The following materials from SurePure,, Inc. Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, and for the Cumulative Period from August 24, 2005 (inception) to March 31, 2013, (iii) Unaudited Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2013, (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and for the Cumulative Period from August 24, 2005 (inception) to March 31, 2013 and (v) Notes to the Unaudited Consolidated Financial Statements.**

_____________

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SurePure, Inc.

Date: May 17, 2013	By:	/s/ Guy Kebble
		Name:	Guy Kebble
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2013	By:	/s/ Stephen M. Robinson
		Name:	Stephen M. Robinson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

