Form 10-Q
period 2013-06-30
SurePure, Inc.
filed 2013-08-14
CIK 1452176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

The number of shares outstanding of the issuer’s common stock, as of August 12, 2013 was 36,696,485.

SUREPURE, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Financial Statements

Three and Six months ended June 30, 2013 and 2012 and
From August 24, 2005 (inception) to June 30, 2013

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

Contents

June 30, 2013

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	5

Consolidated Statements of Operations	6

Consolidated Statements of Other Comprehensive Income (Loss)	7

Consolidated Statements of Stockholders’ Deficit	8

Consolidated Statements of Cash Flows	9

Notes to Consolidated Financial Statements	10-25

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	June 30, 2013	December 31, 2012

	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$8,028	$142,373
Accounts receivable, net	25,154	19,948
Prepaid expenses and other current assets	98,244	128,646
Total current assets	131,426	290,967

Property and equipment, net	1,895	4,616

Other assets:
Intangible assets, net	120,624	128,958

Total assets	$253,945	$424,541

Liabilities and Equity (Deficit)

Current liabilities:
Accounts payable	$850,745	$790,930
Due to officers/stockholders	624,188	247,259
Income taxes payable	396	409
Loan payable	218,296	-

Total current liabilities	1,693,625	1,038,598

Long-term liabilities:
Loans from stockholders	-	3,241,768
Other loans payable	-	219,549

Total long-term liabilities	-	3,461,317

Total liabilities	1,693,625	4,499,915

Commitments and contingencies

Equity (deficit):
Stockholder's equity (deficit):
Common stock	36,105	23,542
Preferred stock	214,654	226,654
Additional paid-in capital	26,412,591	20,920,817
Equity of former variable interest entities	-	920,980
Other comprehensive income	988,925	360,464
Deficit accumulated during the development stage	(29,091,955)	(25,192,142)
Total stockholder's equity (deficit)	(1,439,680)	(2,739,685)
Noncontrolling interest	-	(1,335,689)

Total equity (deficit)	(1,439,680)	(4,075,374)

Total liabilities and equity (deficit)	$253,945	$424,541

See notes to consolidated financial statements.

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
AND CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO JUNE 30, 2013

					Cumulative
					From
					August 24,
	Three Months Ended		Six Months Ended		2005
	June 30,		June 30,		(inception) to
	2013	2012	2013	2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$93,501	$91,997	$129,856	$120,703	$2,394,266

Cost of sales	-	36,800	7,565	42,093	1,545,061

Gross profit	93,501	55,197	122,291	78,610	849,205

Expenses:
General and administrative expenses	1,061,059	824,279	2,074,707	1,610,550	22,467,214
Promotion and marketing	69,196	6,113	97,927	43,607	689,313
Research and development	62,542	18,520	96,108	35,057	3,725,408
Depreciation and amortization	5,528	5,700	11,056	11,487	187,155
Impairment of patent	-	-	-	-	537,631

Total expenses	1,198,325	854,612	2,279,798	1,700,701	27,606,721

Loss from operations	(1,104,824)	(799,415)	(2,157,507)	(1,622,091)	(26,757,516)

Other income (expense):
Interest income	46	11	49	25	371,907
Interest expense	(47,705)	(119,919)	(126,878)	(235,040)	(2,584,104)
Exchange rate gains and losses	766	(4,937)	(10)	(4,937)	(25,397)
Loss on disposition of fixed assets	-	-	-	-	(64,172)

Total other (expense) income	(46,893)	(124,845)	(126,839)	(239,952)	(2,301,766)

Loss before provision for taxes	(1,151,717)	(924,260)	(2,284,346)	(1,862,043)	(29,059,282)

Provision for income taxes	-	-	-	-	32,673

Net loss	(1,151,717)	(924,260)	(2,284,346)	(1,862,043)	(29,091,955)

Net loss attributable to non-controlling interest	46,989	(35,502)	(17,653)	(70,419)	(1,633,120)

Net loss attributable to SurePure	$(1,198,706)	$(888,758)	$(2,266,693)	$(1,791,624)	$(27,458,835)

Loss per share – basic and diluted attributable to SurePure common stockholders	$(0.04)	$(0.02)	$(0.09)	$(0.05)	$(1.03)

Weighted average shares outstanding - basic and diluted	27,129,509	36,094,215	25,409,204	36,094,215	26,562,586

See notes to consolidated financial statements.

SUREPURE INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
AND CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO JUNE 30, 2013

					Cumulative
					From
					August 24,
	Three Months Ended		Six Months Ended		2005
	June 30,		June 30,		(inception) to
	2013	2012	2013	2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(1,151,717)	$(924,260)	$(2,284,346)	$(1,862,043)	$(29,091,955)

Other comprehensive income, net of tax

Unrealized gain on foreign currency translation	242,777	298,281	542,242	68,186	988,925

Comprehensive loss	(908,940)	(625,979)	(1,742,104)	(1,793,857)	(28,103,030)

Less: Comprehensive income (loss) attributable to noncontrolling interest	107,518	36,737	122,083	(54,382)	(1,407,166)

Comprehensive loss attributable to SurePure, net of tax	$(1,016,458)	$(662,716)	$(1,864,187)	$(1,739,475)	$(26,695,864)

See notes to consolidated financial statements.

SUREPURE INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2013

					Equity in			Accumulated
	Common			Additional	Variable	Retained		Other
	Shares	Common	Preferred	Paid-in	Interest	Earnings	Noncontrolling	Comprehensive
	Issued	Stock	Stock	Capital	Entities	(Deficit)	Interest	Income	Total
Balances-December 31, 2012, (audited)	23,542,184	$23,542	$226,654	$20,920,817	$920,980	$(25,192,142)	$(1,335,689)	$360,464	$(4,075,374)

Issuance of common stock	1,275,818	1,275		1,274,543					1,275,818

Imputed interest on stockholder loans				105,925					105,925

Conversion of preferred stock to common stock	1,200,000	1,200	(12,000)	10,800					-

Conversion of other loans payable to common stock	222,672	223		222,449					222,672

Conversion of stockholders loans to former VIE to common stock	6,864,811	6,865		2,766,519					2,773,384

Adjustment to reflect acquisition of former VIE's	3,000,000	3,000	-	1,111,538	(920,980)	(1,633,120)	1,213,606	225,956	-

Net (loss) for the six months ended June 30, 2013						(2,266,693)	(17,653)		(2,284,346)

Unrealized gain on foreign currency translation adjustment	-	-	-	-	-	-	139,736	402,505	542,241

Balances- June 30, 2013	36,105,485	$36,105	$214,654	$26,412,591	$-	$(29,091,955)	$-	$988,925	$(1,439,680)

See notes to consolidated financial statements.

SUREPURE INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
AND CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO JUNE 30, 2013

			Cumulative From
	Six Months Ended		August 24, 2005
	June 30,		(inception) to
	2013	2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Cash from operating activities:
Net loss	$(2,284,346)	$(1,862,043)	$(29,091,955)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	11,056	11,487	187,155
Impairment of patent	-	-	537,631
Loss on sale of property and equipment	-	-	64,172
Imputed interest on stockholders loans	105,925	230,083	2,469,862
Changes in assets and liabilities:
Accounts receivable	(5,206)	75,040	(25,154)
Prepaid expenses and other current assets	30,402	(31,085)	(98,244)
Accounts payable	59,815	(158,386)	850,745
Due to officers/stockholders	376,929	112,229	624,188
Income taxes payable	(13)	(326)	396

Total cash used in operating activities	(1,705,438)	(1,623,001)	(24,481,204)

Cash from investing activities:
Purchase of property and equipment	-	-	(181,760)
Proceeds from sales of property and equipment	-	-	16,860
Acquisition of patents	-	-	(746,576)

Total cash used in investing activities	-	-	(911,476)

Cash from financing activities:
Proceeds from sale of equity	1,275,818	-	14,934,287
Proceeds from equity of former variable interest entities	-	-	83,309
Proceeds from loans from stockholders	-	1,870,606	9,421,605
Proceeds from (payments of) other loans payable	221,418	(300,000)	440,967

Total cash provided by financing activities	1,497,236	1,570,606	24,880,168

Effect of exchange rate changes on cash and cash equivalents	73,857	68,186	520,540

Net (decrease) increase in cash	(134,345)	15,791	8,028

Cash, beginning of period	142,373	35,475	-

Cash, end of period	$8,028	$51,266	$8,028

Supplemental disclosures:
Interest paid	$1,004	$4,957	$94,293

Income taxes paid	$-	$-	$32,673

Conversion of stockholder's and other loans to equity	$2,996,056	$-	$8,061,493

Conversion of other loans payable to stockholder's loans	$-	$-	$300,000

Conversion of stockholder's loans to equity of former variable interest entities	$-	$-	$1,114,400

Imputed interest on stockholder's loans reported as an increase to additional paid-in capital	$105,925	$230,083	$2,469,862

Conversion of equity of former variable interest entities to equity of company	$1,114,539	$-	$1,114,539

Conversion of preferred stock to common stock and additional paid-in capital	$12,000	$-	$12,000

See notes to consolidated financial statements.

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2013 and 2012

1.	Organization and Significant Accounting Policies

Description of Business

SurePure Investment Holding AG (“SPI”) was incorporated in Switzerland in 2007. From 2007 to December 12, 2012, SPI was the holding company of the SurePure Group (the “Group”), which included subsidiaries and other entities whose activities primarily benefit the Group. On December 12, 2012, SPI entered into an Amended and Restated Share Exchange Agreement with SurePure, Inc. (“SurePure US” or the “Company”) pursuant to which SurePure US acquired SPI in a share exchange (the “Share Exchange”) and became the holding company for the Group, including SPI. Although SurePure US was the legal acquirer of SPI, SPI is treated as the acquirer for accounting and financial reporting purposes and under this method, and SurePure US has retained SPI’s financial reporting history.

Under the Share Exchange, each share of the capital stock of SPI was exchanged for one share of SurePure US common stock, par value $.001 per share (“Common Stock”), and, in the case of one shareholder of SPI, one share of Nonvoting Convertible Preferred Stock, par value $.01 per share (the “Nonvoting Convertible Preferred Stock”).

As more fully described in Note 11 of these Notes to Consolidated Financial Statements, on June 12, 2013 the Company completed the acquisition of SurePure Holdings South Africa (Pty) Ltd. (“SPHSA”). In the acquisition, SPHSA issued one share of its common stock in exchange for each ZAR 4,000 of SPHSA shareholder loans in the aggregate amount of ZAR 27,459,245. These newly issued 6,865 common shares and the previously issued 3,000 common shares were then exchanged for shares of Common Stock at the rate of 1,000 shares of Common Stock for each share of SPHSA common stock. As a result of this acquisition, SPHSA has become a wholly-owned subsidiary of the Company and is no longer treated as a variable interest entity.

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

Basis of Presentation and Consolidation

The accompanying unaudited Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with the instructions to Form 10-Q and with the requirements of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual consolidated financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012. Operating results for the three months and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Six Months Ended June 30, 2013 and 2012

The accompanying unaudited consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries. The entities that were formerly accounted for as variable interest entities (“VIE’s”) are now accounted for as wholly-owned subsidiaries. All inter-group balances and transactions have been eliminated in the consolidation. As a development stage entity, the Company is devoting most of its efforts to establishing its business; therefore, the accompanying consolidated statements of operations, comprehensive income (loss), and cash flows present cumulative amounts since inception.

The Company’s wholly-owned subsidiaries are as follows:

⋅SurePure Operations AG (“SPO”), which markets the products of the Group and earns its revenue by selling or otherwise distributing equipment utilizing the Group’s technology globally. SPO owns a patent for the Group’s technology in various countries;

⋅SurePure Latin America Maqinas de Purificasao UVC Ltda. (“SPLAM”), which conducts no operations currently; and

⋅SurePure Participations AG (“SPP”), which was a minority stockholder of SPI and is part of the common holding structure of the Group. SPP has no operations and all of its expenses have been and will continue to be paid by SPI. Formerly a VIE, SPP became a subsidiary as a result of the Share Exchange on December 12, 2012.

⋅SurePure Holdings South Africa (Pty) Ltd. and its wholly-owned subsidiary, SurePure Marketing South Africa (Pty) Ltd. (“SPMSA”), which holds the South African patent, manufacture the products of the Group and earn revenue from selling or otherwise distributing equipment utilizing the Group’s technology. Formerly VIE’s, these entities became subsidiaries as a result of their acquisition on June 12, 2013.

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

Three and Six Months Ended June 30, 2013 and 2012

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

Accounts Receivable

The Group performs regular credit evaluations of customers to which it provides sales on credit terms, and adjusts credit limits based on the customer’s payment history and reassessments of their creditworthiness. The Group continuously monitors its collections and establishes a provision for estimated doubtful accounts, if necessary. No allowance for doubtful accounts was deemed to be necessary at June 30, 2013 or at December 31, 2012.

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

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Six Months Ended June 30, 2013 and 2012

Intangible Assets

Intangible assets consist of patents in various countries around the world for the Company’s UV-C purification technology. The patents were initially recognized at their cost and are being amortized on a straight-line basis over their estimated useful lives of twelve years, which expires in October, 2020.

The Group evaluates the carrying value of its intangible assets for impairment at least annually or when events or changes in circumstances are identified by management that indicate that such carrying values may not be fully recoverable. The evaluation involves estimating the future undiscounted cash flows expected to be derived from the assets to assess whether or not a potential impairment exists. As a result of its evaluations, management determined that it was not necessary to recognize a loss on impairment of its intangible assets for the three months and six months ended June 30, 2013 and 2012 or for the year ended December 31, 2012. During the period from inception to June 30, 2013, impairment losses on intangible assets of $537,631 were recognized.

Fair Value of Financial Instruments

Financial instruments include accounts receivable and accounts payable. As of June 30, 2013 and December 31, 2012, the carrying values of the financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Three and Six Months Ended June 30, 2013 and 2012

The functional currencies of the companies included in the Group are their respective local currencies. Accordingly, the Group is exposed to transaction gains and losses that result from changes in various foreign currency exchange rates.

Applicable functional currencies are:

SPI, SPO, and SPP	Swiss francs – CHF
SPLAM	Brazilian Real – BRL
SPHSA and SPMSA	South African Rand – ZAR

Exchange rates used for conversion of foreign items to USD at the end of each period and the average for the period were:

	Three Months Ended June 30,		Six Months Ended June 30,		December 31,
	2013	2012	2013	2012	2012
CHF:
Reporting date	1.0576	1.0466	1.0576	1.0466	1.0942
Average for period	1.0606	1.0692	1.0679	1.0770	N/A
BRL:
Reporting date	0.4472	0.4806	0.4472	0.4806	0.4880
Average for period	0.4838	0.5110	0.4917	0.5380	N/A
ZAR:
Reporting date	0.1011	0.1207	0.1011	0.1207	0.1178
Average for period	0.1057	0.1230	0.1088	0.1258	N/A

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

Three and Six Months Ended June 30, 2013 and 2012

Accounts receivable and accounts payable: The carrying amounts approximate fair value because of the short-term duration of those instruments.

Loans payable: The carrying amount approximates fair value based on current market conditions and interest rates available to the Group for similar financial instruments.

Earnings (Loss) per Share

Basic and diluted earnings (loss) per share is computed by dividing net income or loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue shares of Common Stock , such as options, convertible notes and convertible preferred stock, were exercised or converted into shares of Common Stock or could otherwise cause the issuance of shares of Common Stock that then would share in earnings (losses). Such potential issuances of additional shares of Common Stock are included in the computation of diluted earnings per share. Except as disclosed in Note 7 to the Notes to Consolidated Financial Statements, the Company has no securities or other contracts to issue shares of Common Stock that could cause any dilution of earnings. In addition, when there is a loss, diluted loss per share is not computed because any potential additional common shares of Common Stock would reduce the reported loss per share and therefore have an anti-dilutive effect.

2.	Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Machinery and equipment	$5,010	$5,010
Furniture and fixtures	12,753	12,753
Motor vehicles	14,400	14,400
Office and computer equipment	12,647	12,647
	44,810	44,810
Less: Accumulated depreciation	42,915	40,194

Property and equipment, net	$1,895	$4,616

Depreciation expense was approximately $1,400 and $1,600 for the three months ended June 30, 2013 and 2012, respectively, approximately $2,700 and $3,200 for the six months ended June 30, 2013 and 2012, respectively and approximately $95,400 for the period from inception to June 30, 2013.

3.	Intangible Assets

Intangible assets consist of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Patents	$208,943	$208,943
Less: Accumulated amortization	88,319	79,985

Intangible assets, net	$120,624	$128,958

Amortization expense was approximately $4,200 and $4,200 for the three months ended June 30, 2013 and 2012, respectively, approximately $8,300 and $8,300 for the six months ended June 30, 2013 and 2012, respectively and $91,800 for the period from inception to June 30, 2013.

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Six Months Ended June 30, 2013 and 2012

4.	Due to Officers/Stockholders

Due to officers/stockholders consists of unpaid salaries, accrued leave and advances from the three executives of the Group entities totaling $624,188 and $247,259 at June 30, 2013 and December 31, 2012, respectively.

5.	Stockholders and Other Loans Payable

Stockholder and other loans payable consisted of advances by individuals and companies to the Group. Certain of the lenders were either stockholders or are related to stockholders. None of these loans were supported by notes and none had a provision for interest or repayment. The Company has imputed interest on these loans. The rates of interest used to impute interest on these loans range from 4% per annum to 15% per annum during the periods in which these loans were outstanding and represent management’s best estimate of the interest rates that would be applicable to Company in a third-party marketplace. As discussed in Note 1 of these Notes to the Consolidated Financial Statements, these loans were converted into common shares of SPHSA which were then exchanged for shares of Common Stock in the acquisition of SPHSA that was completed on June 12, 2013. Imputed interest on these loans was $29,183 and $119,594 for the three months ended June 30, 2013 and 2012, respectively, $105,925 and $230,083 for the six months ended June 30, 2013 and 2012, respectively and $2,469,862 for the period from inception to June 30, 2013. These amounts are included in interest expense in the accompanying consolidated statements of operations and are reflected as an increase in additional paid-in capital in the accompanying consolidated statements of stockholders’ deficit.

In October 2012, the Company and the three lenders whose balances were reflected in Other Loans Payable at December 31, 2012 revised their agreements orally and these agreements were later formalized in writing effective January 2013. The Company agreed with each of these lenders that it would pay interest at 5% per annum on the outstanding balances retroactive to the time that the loans were made in 2011 and repay each of these lenders $105,000 in October 2012. Interest on these loans was $97 and $3,109 for the three months ended June 30, 2013 and 2012, respectively, $3,107 and $6,250 for the six months ended June 30, 2013 and 2012, respectively and $27,701 for the period from inception to June 30, 2013. On April 4, 2013, these lenders and the Company further agreed that the lenders would be granted the right to convert each $1.00 of principal and interest that was unpaid under their agreements into one share of Common Stock upon the effective date of the Company’s registration statement which the Company had filed to register the resale of certain shares of the Common Stock. Pursuant to these agreements, these loans were converted into shares of Common Stock at the time that the registration statement was declared effective on May 16, 2013.

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Six Months Ended June 30, 2013 and 2012

On April 4, 2013, SPMSA borrowed ZAR 2 million (approximately $201,000) from a lender pursuant to a note. The terms of the loan provide for interest of 2% per month on the outstanding balance which is payable together with the principal balance no later than September 30, 2013. An officer and stockholder of the Company has deposited 1,000,000 shares of Common Stock with the lender as security for the repayment of the loan to SPMSA. Interest on this loan was $16,828 for the three months ended June 30, 2013. As of June 30, 2013, the unpaid balance on this loan was $218,296 and is included in loans payable in the accompanying Consolidated Balance Sheet.

6.	Equity

Common Stock through the date of the Share Exchange consisted of the common stock of SPI. The amounts presented for periods prior to the Share Exchange were denominated in CHF and have been translated from CHF to USD using the exchange rates in effect on the date of each issuance. For all of 2011, SPI had 26,822,215 common shares issued and outstanding. During 2012 prior to the Share Exchange, SPI issued 2,500,000 shares in connection with the subscription agreement referenced in Note 7 of the Notes to Consolidated Financial Statements and 7,378,416 shares in connection with the conversion of SPI stockholder loans to common shares, resulting in 36,700,631 common shares of SPI being outstanding immediately prior to the Share Exchange.

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

On December 12, 2012, SurePure US designated 31,155,282 of its authorized shares of preferred stock as Nonvoting Convertible Preferred Stock. Under the terms of the Certificate of Designation (the “Certificate”), each share of Nonvoting Convertible Preferred Stock is convertible into one share of Common Stock, subject to certain limitations and restrictions as defined in the Certificate.

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

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Six Months Ended June 30, 2013 and 2012

Effective with the acquisition of SPHSA on June 12, 2013, the 3,000 common shares of SPHSA which were then exchanged for 3,000,000 common shares of the Company, are treated as being outstanding as of June 12, 2013. The shareholder loans of SPHSA which were converted to 6,865 SPHSA common shares which were then exchanged for 6,864,811 shares of Common Stock are treated as being outstanding beginning as of June 12, 2013.

On May 14, 2013, the preferred stockholder converted 1,200,000 of its shares of the Company’s preferred stock into 1,200,000 shares of Common Stock.  At June 30, 2013 and December 31, 2012, respectively, after giving effect to the acquisition of SPHSA, there were 36,105,485 and 23,542,184 shares of Common Stock issued and outstanding and there were respectively 21,265,447  and 22,665,447, issued and outstanding shares of the Company’s preferred stock.

All references in these consolidated financial statements to the number of shares of CommonStock, price per share and weighted average number of shares of Common Stock outstanding prior to the June 2011 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.  As of June 30, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

7.	Stock Subscription Agreements

On November 26, 2012, the Company entered into a Subscription Agreement with RD Active Capital Limited, a United Kingdom-based investment manager (“RD Active”), in which RD Active agreed to purchase up to 300,000 new shares of Common Stock over the period ending January 31, 2013 and acquired the right to purchase up to 2,700,000 new shares of Common Stock through March 31, 2013 as long as RD Active purchased the 300,000 new shares of Common Stock. The right to purchase shares of Common Stock was extended on March 28, 2013 to April 12, 2013, and on April 12, 2013 the right to purchase shares of Common Stock was further extended to May 31, 2013. All shares of Common Stock were purchased and sold at an issue price of $1.00 per share. Under the terms of the Subscription Agreement, RD Active had the right to exercise the additional purchase right on its own behalf and resell to other purchasers or had the right to place the additional shares directly with other purchasers. Pursuant to the terms and conditions of the Share Exchange, the Company had assumed the obligations of SPI under the Subscription Agreement. Under this Subscription Agreement, RD Active had purchased 1,159,500 shares of Common Stock, including 924,500 shares of Common Stock during the six months ended June 30, 2013. RD Active’s right to purchase additional shares of Common Stock under the waiver terminated on May 31, 2013.

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Six Months Ended June 30, 2013 and 2012

On May 24, 2013, the Company entered into a Share Purchase Agreement with Trinity Asset Management (Proprietary) Limited, a South Africa-based investment manager (“Trinity”), in which Trinity agreed to purchase 1,000,000 new shares of Common Stock at $1.00 per share in three installments: 250,000 shares on May 24, 2013, 250,000 shares May 31, 2013 and 500,000 shares on June 28, 2013. If Trinity complied with its purchase commitment, it would also have had the right to purchase up to 1,000,000 additional shares of Common Stock at $1.35 per share before July 31, 2013 by providing written notice three days prior to the purchase of the additional shares. As of June 12, 2013, Trinity had purchased 50,000 of the second installment of 250,000 shares of Common Stock and demand was made for the unpaid portion of the second installment. On June 26, 2013, the Company granted a waiver of time until July 31, 2013 for Trinity to purchase the remaining shares of Common Stock that were to have been purchased by June 28, 2013. As of June 30, 2013, Trinity purchased 51,318 additional shares of the second installment. Subsequent to June 30, 2013 and through July 31, 2013, Trinity purchased 50,000 additional shares of Common Stock under its share purchase agreement. Trinity’s right to purchase additional shares terminated on July 31, 2013.

8.	Stockholders’ Deficit

The consolidated stockholders’ equity of the Group consists of common stock, additional paid-in capital, retained deficit and accumulated other comprehensive income. The amounts for equity in variable interest entities and noncontrolling interest have been reclassified to additional paid-in capital, retained earnings and accumulated other comprehensive income effective with the acquisition of SPHSA on June 12, 2013.

9.	Income Taxes

The Company and group members file income tax returns in Switzerland, South Africa, the United States and Brazil. The components of income (loss) from operations before income taxes, by jurisdiction, are as follows:

					From August 24, 2005
	Three Months Ended June 30,		Six Months Ended June 30,		(inception) to
	2013	2012	2013	2012	June 30, 2013
Switzerland	$(1,037,727)	$(719,833)	$(1,399,780)	$(1,456,561)	$(17,915,665)
South Africa	138,310	(204,427)	(233,902)	(405,482)	(9,536,021)
United States	(252,300)	-	(650,664)	-	(666,098)
Brazil	-	-	-	-	(941,498)
Total	$(1,151,717)	$(924,260)	$(2,284,346)	$(1,862,043)	$(29,059,282)

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Six Months Ended June 30, 2013 and 2012

The provision for income taxes shown in the accompanying consolidated statements of operations consists consists of the following:

					From August 24, 2005
	Three Months Ended June 30,		Six Months Ended June 30,		(inception) to
	2013	2012	2013	2012	June 30, 2013
Current tax provision:
Switzerland	$-	$-	$-	$-	$32,673
South Africa	-	-	-	-	-
United States	-	-	-	-	-
Brazil	-	-	-	-	-
Total current tax provision	$-	$-	$-	$-	$32,673

Deferred tax provision:
Switzerland	$(184,927)	$(97,632)	$(249,152)	$(210,628)	$(3,079,362)
South Africa	46,937	(34,948)	(20,832)	(68,903)	(1,842,381)
Untied States	(88,305)	-	(227,732)	-	(233,134)
Brazil	-	-	-	-	(235,375)
Change in valuation allowance	226,295	132,580	497,716	279,531	5,390,252
Total deferred provision	$-	$-	$-	$-	$-

Total	$-	$-	$-	$-	$32,673

The Company has determined that the future tax benefits from net operating losses are not likely to be realized in future periods and a full valuation allowance has been provided for all periods.

The income tax effect of each type of temporary difference giving rise to the net deferred tax asset as follows:

	June 30,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$5,390,252	$4,892,536
Less: valuation allowance	(5,390,252)	(4,892,536)

Total	$-	$-

The following reconciles the effective income tax rates with the statutory rates for the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012 and for the period from inception to June 30, 2013:

			United
	Switzerland	South Africa	States	Brazil	Total

Three months ended June 30, 2013:
Net (loss) from operations before taxes	$(1,037,727)	$138,310	$(252,300)	$-	$(1,151,717)

As calculated at the statutory rate	(184,927)	38,726	(88,305)	-	(234,506)

Permanent differences	-	8,211	-	-	8,211
Change in valuation reserves	184,927	(46,937)	88,305	-	226,295

Provision for income taxes	$-	$-	$-	$-	$-

Three months ended June 30, 2012:
Net (loss) income from operations before taxes	$(719,833)	$(204,427)	$-	$-	$(924,260)

As calculated at the statutory rate	(101,046)	(57,240)	-	-	(158,286)

Permanent differences	3,414	22,292	-	-	25,706
Change in valuation reserves	97,632	34,948	-	-	132,580

Provision for income taxes	$-	$-	$-	$-	$-

Six months ended June 30, 2013:
Net (loss) from operations before taxes	$(1,399,780)	$(233,902)	$(650,664)	$-	$(2,284,346)

As calculated at the statutory rate	(249,152)	(65,493)	(227,732)	-	(542,377)

Permanent differences	-	44,661	-	-	44,661
Change in valuation reserves	249,152	20,832	227,732	-	497,716

Provision for income taxes	$-	$-	$-	$-	$-

Six months ended June 30, 2012:
Net (loss) income from operations before taxes	$(1,456,561)	$(405,482)	$-	$-	$(1,862,043)

As calculated at the statutory rate	(209,809)	(113,535)	-	-	(323,344)

Permanent differences	6,038	37,775	-	-	43,813
Change in valuation reserves	203,771	75,760	-	-	279,531

Provision for income taxes	$-	$-	$-	$-	$-

For the period from August 24, 2005 (inception) to June 30, 2013:
Net (loss) from operations before taxes	$(17,915,665)	$(9,536,021)	$(666,098)	$(941,498)	$(29,059,282)

As calculated at the statutory rate	(3,059,013)	(2,670,086)	(233,134)	(235,375)	(6,197,608)

Permanent differences	12,324	827,705	-	-	840,029
Change in valuation reserves	3,079,362	1,842,381	233,134	235,375	5,390,252

Provision for income taxes	$32,673	$-	$-	$-	$32,673

Permanent differences are principally related to loss on disposal of property and equipment, interest and penalties and unallowable expenses.

The Company and Group members remain subject to tax examinations for the two years ended December 31, 2012 in Switzerland and South Africa, for the three years ended December 31, 2012 in the U.S and for the four years ended December 31, 2012 in Brazil.

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

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Six Months Ended June 30, 2013 and 2012

11.	Acquisition of SPHSA

On August 16, 2012, SPI entered into an agreement (the "Acquisition Agreement") with SPHSA providing for the acquisition of 100% of the outstanding shares of SPHSA from its shareholders. The Company has assumed the executory obligations of SPI under the Acquisition Agreement.

Prior to its acquisition, SPHSA was accounted for as a subsidiary of SPI under variable interest accounting rules. The shareholdings in SPHSA had remained largely unchanged since the formation of that company in 2005. Since October 2007, SPHSA has also provided various management services for SPI and SPO. In addition, our subsidiary SPO had loaned approximately $2,000,000 to SPHSA, all of which was due on demand. There had been and continue to be various intercompany transactions relating to the sale and purchase of goods and services between SPI and SPHSA. Accordingly, the boards of directors of both SPI and SPHSA believed it to be in the best interest of their respective companies to combine such that SPHSA would become a wholly-owned subsidiary of SPI and SPO would convert its loans and advances to SPHSA into equity, thereby improving the financial condition of SPHSA.

Subject to the terms and conditions of the Acquisition Agreement, on August 21, 2012, SPI made its offer, which initially was irrevocable for a period of 20 business days after the date of the offer to purchase from each of the shareholders of SPHSA all of their shares of SPHSA at a closing to be held September 19, 2012, which was the 21st business day after the date of the offer. The shares of SPHSA subject to SPI’s offer to purchase included shares that reflected the value of shareholder loans outstanding at the time of the offer. On September 21, 2012, SPI extended the period during which its offer remained open until November 26, 2012 to permit the satisfaction of conditions to the closing of the offer. On November 30, 2012, SPI and SPHSA agreed to amend the Acquisition Agreement to provide that the offer would remain open until February 28, 2013, so as to permit the fulfillment of certain closing conditions. On March 8, 2013, SPI extended the date that the offer would remain open to June 28, 2013. The Acquisition Agreement provided that SPI would settle the purchase price it is paying for the shares of SPHSA in shares of SPI in the ratios of (i) 1,000 common shares of SPI for each share of SPHSA and (ii) 1,000 common shares of SPI for each ZAR 4,000 in principal amount of loans owed by SPHSA to its shareholders. The purchase price for the shares of SPHSA under the offer was ZAR 4,000 (approximately $500.00) per share of SPHSA. The Acquisition Agreement provided that SPI would settle the purchase price it is paying for the shares of SPHSA in shares of SPI in the ratios of (i) 1,000 common shares of SPI for each share of SPHSA and (ii) 1,000 common shares of SPI for each ZAR 4,000 in principal amount of loans owed by SPHSA to its shareholders.
Acting under the terms of the Share Exchange, at the time of the Share Exchange SPI assigned its rights under the Acquisition Agreement to SurePure US, and SurePure US assumed the obligations of SPI to issue shares to the shareholders of SPHSA at such time, if any, that the pending acquisition of SPHSA is completed.

On May 23, 2013, SPHSA received a final determination from the South African Reserve Bank that the transaction could proceed with certain conditions and controls designed to repatriate the funds of any sale of Company common stock by the South African shareholders. On June 12, 2013, the acquisition was completed. In the acquisition, SPHSA issued one common share in exchange for each ZAR 4,000 of SPHSA shareholder loans in the aggregate amount of ZAR 27,459,245 (approximately $2,775,000). These newly issued 6,865 common shares of SPHSA and the previously issued 3,000 common shares of SPHSA were then exchanged at the rate of 1,000 shares of Common Stock for each SPHSA common share and a total of 9,864,811 shares of Common Stock was issued.

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Six Months Ended June 30, 2013 and 2012

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

There are no outstanding grants under the Plan as of June 30, 2013.

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Six Months Ended June 30, 2013 and 2012

13.	Commitments, Contingencies and Tax Obligation

Lease Commitments

The Group leases two premises in South Africa under operating leases. One location is an office facility and the other is a workshop. The office facility lease was originally scheduled to expire on April 30, 2012, with a monthly rent of $4,689, but has been renegotiated to extend the lease term to February 28, 2014, at a monthly rent of $2,677, for the first year and $2,946 for the second year. The lease for the Group’s workshop facility originally expired on April 30, 2012, with a monthly rent of $2,460. This lease term was then extended to November 30, 2012 and has been extended again to September 30, 2013, with a monthly rent of $2,595, through April 30, 2013 and a monthly rent of $2,855 thereafter. In addition to the payments required under the preceding leases, payments are made for space rentals on an as-needed basis. The total rent expense was approximately $21,400 and $16,000 for the three months ended June 30, 2013 and 2012, respectively, approximately $38,800 and $38,900 for the six months ended June 30, 2013 and 2012, respectively, and approximately $818,900 for the period from inception to June 30, 2013. Rent expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

The future rent commitments under the above leases for the twelve months ended June 30, 2014 is approximately $31,000. There is no future rent commitment subsequent to June 30, 2014.

Payroll Commitments

The Group’s employees in South Africa have employment contracts that provide for one month of notice before the employee can be terminated. As of June 30, 2013, the total monthly salary commitment applicable to these employees, exclusive of the executives, was approximately $30,000.

Payroll Tax Obligation

SPMSA has received notification from the South African Revenue Service regarding unpaid payroll taxes of approximately $185,000. SPMSA requested additional time to arrange a payment plan that is suitable to both parties and has commenced making monthly payments against this balance. During the Company’s review of this matter in 2012, it was discovered that additional taxes amounting to approximately $62,000 were due. At June 30, 2013 and December 31, 2012, the unpaid balance of this liability was approximately $120,000 and $187,000, respectively and is included in accounts payable and other current liabilities in the accompanying consolidated balance sheets.

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Six Months Ended June 30, 2013 and 2012

Employment and Consulting Agreements

The Group has entered into agreements to secure the services of three executives. These agreements provide for annual compensation and require a termination notice period by the Group of three months. The executives all are stockholders of the Company.

The total compensation paid to these executives was approximately $248,000 and $241,000 for the three months ended June 30, 2013 and 2012, respectively, approximately $509,000 and $555,000 for the six months ended June 30, 2013 and 2012, respectively and approximately $5,601,000 for the period from inception to June 30, 2013. These amounts are included in general and administrative expenses.

The Group entered into agreements with unrelated third party consultants and institutions for consulting, research and professional services. With the exception of one agreement that has a remaining term of nine months as of June 30, 2013, these agreements can be terminated by either party with between two weeks and three months written notice or immediately if for cause. The amounts due vary according to the nature of the service arrangement and the length of notice required for termination. The minimum amount due under these agreements is approximately $171,000 over the twelve months ending June 30, 2014.

14.	Subsequent Events

The Company has evaluated its subsequent events from the balance sheet date. The Company has determined that there were no material subsequent events requiring adjustment to or disclosure in these consolidated financial statements except the following:

Since June 30, 2013, the Company has raised $591,000 through the sale of 591,000 shares of its Common Stock to investors.

15.	Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of the Group as a going concern. Due to the start-up nature of its business, the Group has generated recurring losses and expects to incur additional losses as it expands the UV-C technology and develops marketing, sales and financial plans. As reflected in the accompanying consolidated financial statements, the Group’s total liabilities exceed total assets at June 30, 2013 and December 31, 2012 by $1,439,680 and $4,075,374, respectively, and the Group has incurred cumulative operating losses since the date of inception. To date, the Group’s cash flow requirements have been met with cash investments by the stockholders, certain third parties and to a lesser extent, sales and interest income.

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Six Months Ended June 30, 2013 and 2012

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

Management is currently pursuing various plans to meet the cash flow requirements of the Company for the twelve months ending June 30, 2014. The Company is engaged in ongoing discussions with current and other potential investors and the Company is also considering additional offerings of Common Stock during the second half of 2013. In addition, the Company projects that increase in the commercialization of the Group’s technology will provide additional cash flow for operations.

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

Overview

The results presented in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” are those of SurePure, Inc. and its subsidiaries (all of which are collectively referred to in this Management’s Discussion and Analysis as the “Group”) as reflected in our unaudited consolidated financial statements included in this report. The following discussion should be read in conjunction with such consolidated financial statements and the notes thereto. The results presented below pertain to the unaudited consolidated financial statements for the three and six months ended June 30, 2013 and June 30, 2012 and the audited consolidated financial statements for the year ended December 31, 2012.

Additional Funding

We experienced a shortfall in funding from investors during late 2012 and the first half of 2013. As a result, we require additional funding to maintain our operations and execute our business plan. Should we be unable to secure financing from outside sources, we will be unable to meet our milestones and may scale back or even discontinue our operations until such time, if ever, that we are able to secure financing. Notwithstanding our efforts to secure financing, there is no assurance that any financing will be available on acceptable terms or at all.

Acquisition of Variable Interest Entities

On June 12, 2013, we completed the acquisition of SurePure Holdings South Africa (Pty) Limited (“SPHSA”) and its wholly-owned subsidiary, SurePure Marketing South Africa (Pty) Limited by issuing 9,864,811 shares of our Common Stock to the shareholders of SPHSA in exchange for their shares of SPHSA and the satisfaction of their loans to SPHSA. As a result, SPHSA and its subsidiary became wholly owned by SurePure, Inc.

The acquisition of these entities had the following effects on our results of operations during the three- and six-month period ended June 30, 2013 and on our financial position as at June 30, 2013:

⋅	approximately $ 2,767,000 of shareholders loans were converted into stockholders’ equity; and
⋅	a noncontrolling interest of approximately $1,633,000 was absorbed.

Plan of Operation
We seek to expand the commercial acceptance of our SurePure Turbulator purification systems. To achieve this goal, we expect to execute the following principal steps:

⋅
Attend and promote our product at three or more international trade shows during late 2013 and early 2014 for the brewing industry and for the dairy/fruit juice industry. The purpose of our exhibitions at these venues will be to reach out to industry participants, including distributors of engineered systems, and to make them aware of our product’s advantages and the expanded applications of the product that we have developed over the past 18 months;

⋅
Continue to build our technical sales support team by hiring qualified sales engineers and scientists. Since our product is an engineered system, we believe that both our marketing and sales efforts will be enhanced by having access to qualified technical support;

⋅
Continue to pursue regulatory clearances and approvals for applications, such as dairy products, that are required for our technology to be sold in those industries. During this period, we expect to take the following actions with regulatory agencies:

o
To request review of the SurePure technology by the US Food and Drug Administration (“FDA”) for a number of applications so that the technology may be categorized as “generally recognized as safe,” or “GRAS”;

	o	To receive approval of the material that we and a UK customer submitted to the UK Food Standard Authority in June 2011 to obtain EU Novel Food approval;
	o	To receive approval from the International Organization of Wine and Vine (“OIV”) for the use of the SurePure technology for wine industry applications; and
o
To receive approval from the Director General: Health of South Africa of our application for the amendment of South African regulations relating to milk and dairy products permitting the use of our technology to purify milk;

⋅	Seek to market and sell our product and our technology for industrial applications;
⋅	Seek to expand the level of commercialization of our technology in the South African wine industry;
⋅
Expand our distribution networks for our products by identifying additional distributors according to geographic market, expertise with specific liquids and existing client relationships and negotiating agreements with the identified distributors on terms acceptable to both the distributors and to us;

⋅	Seek to expand our management team by hiring a relevant staff with industry expertise in those geographic territories in which we plan to sell our product; and
⋅
Obtain additional equity financing to support our growth from institutional investors or other investors, plus, if appropriate and if available to us, working capital financing to provide capital to support and augment our operations.

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

Results of Operations

During the three months ended June 30, 2013, we focused on the following developments:
⋅	continuing with commercial trials at key customer sites;
⋅	working with regulatory authorities such that our technology can be employed in key areas;
⋅	evaluating new product applications for our technology;
⋅	preparing documentation and finalizing processes related to the acquisition of our two variable interest entities on June 12, 2013; and
⋅	nurturing relationships with key investors.

Subsequent to June 30, 2013, we have continued to focus on the following developments:
⋅	continuing with commercial trials at key customer sites;
⋅	continuing the expansion of our distributor network internationally;
⋅	continuing to work with regulatory authorities to progress the applications for use of our technology in key areas
⋅	continuing to evaluate new product applications for our technology; and
⋅	negotiating possible equity financing agreements

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2013 compared with our results of operations for the three and six months ended June 30, 2012:

	Three Months Ended:		Variance		Six Months Ended:		Variance
	June 30, 2013	June 30, 2012	$	%	June 30, 2013	June 30, 2012	$	%

Revenues	$94,000	92,000	2,000	2%	$130,000	121,000	9,000	7%

General and Admin Expenses	1,061,000	824,000	237,000	29%	2,075,000	1,611,000	464,000	29%

Research and Development	63,000	19,000	44,000	232%	96,000	35,000	61,000	174%

Interest Expense	48,000	120,000	(72,000)	-60%	127,000	235,000	(108,000)	-46%

Net Loss	1,152,000	924,000	228,000	25%	2,284,000	1,862,000	422,000	23%

Cash used in operating activities	1,209,000	889,000	320,000	36%	1,705,000	1,623,000	82,000	5%

Cash provided by financing activities	1,423,000	480,000	943,000	196%	1,497,000	1,571,000	(74,000)	-5%

Revenues

We recognized revenue of approximately $94,000 during the three months ended June 30, 2013 and approximately $130,000 during the six months ended June 30, 2013, largely in line the prior year. These revenues were generated mostly from the sale and service of equipment.

We expect that the amount of revenue realized from sales and royalty income will increase in line with our commercialization efforts, related to the introduction of our technologies to a broader range of clients and geographic areas. Our business model is largely based on usage royalties or usage fees. We do not expect an increased level of commercialization to occur before the first half of 2014.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2013 of approximately $1,061,000 were 29% higher than the comparable expenses for the three months ended June 30, 2012 largely as a result of the professional fees associated with the closing of the share exchange that occurred in December 2012, the closing of our acquisition of two variable interest entities and our filing of reports and other documents with the Commission. For the six months ended June 30, 2013, general and administrative expenses at approximately $2,075,000 were 29% higher than the comparable expenses for the six months ended June 30, 2012.

General and administrative expenses are largely attributable to employment costs, professional and consulting fees and business travel expenses.

We expect that our general and administrative expenses will increase in future periods, as the increased level of commercialization of our technology will require increased levels of staffing and associated expenditures.

Research and Development Expenses

Our research and development expenses for the three months ended June 30, 2013 of approximately $63,000 were 232% higher than the comparable expenses for the three months ended June 30, 2012. Our research and development expenses for the six months ended June 30, 2013 were approximately $96,000, or 174% higher than for the six months ended June 30, 2012. A large portion of these expenditures was for work undertaken to submit our application seeking GRAS status for our technology to the FDA.

We expect that our research and development expenses will increase in future periods as we pursue new applications for our technology. In addition, we anticipate that certain additional research work may be required to support our application to the FDA seeking GRAS status for our technology.

Net Losses

For the period from August 24, 2005 (inception) to June 30, 2013, we incurred net losses of approximately $29,092,000. Our net losses for the three months ended June 30, 2013 were approximately $1,152,000, compared with approximately $924,000 for the three months ended June 30, 2012, or an increase of 25%. Our net losses for the six months ended June 30, 2013 were approximately $2,284,000, compared with approximately $1,862,000 for the six months ended June 30, 2012, or an increase of 23%. The increase in net losses over the comparative three-month and six-month periods is primarily attributable to increases in expenditures for professional fees incurred related to completion of the December 2012 share exchange and the acquisition of two variable interest entities, offset by the higher sales revenues.

We have not as yet generated sufficient revenue to fund our operations, and we expect our net losses to continue until such time as our commercialization efforts related to our technologies produce an increase in revenues sufficient to meet the cost of our operations. Accordingly, we expect to continue to operate at a loss through fiscal year 2013.

Income Tax Expense (Benefit)

We have realized net operating losses in Switzerland, South Africa, the United States and Brazil. We may have a prospective income tax benefit resulting from a net operating loss carry-forward that can offset future operating profits into the extent of any unexpired net operating losses.

Impact of Inflation

We believe that inflation has not had a material effect on our operations for the period from August 24, 2005 (inception) to June 30, 2013.

Capital Expenditures

We have spent approximately $182,000 dollars on property and equipment for the period from August 24, 2005 (inception) to June 30, 2013.

Liquidity and Capital Resources

The following table summarizes our financial position at June 30, 2013 compared with our financial position at December 31, 2012:

	As of:		Variance
	June 30, 2013	December 31, 2012	$	%

Cash	$8,000	142,000	(134,000)	-94%

Other Current Assets	123,000	149,000	(26,000)	-17%

Total Assets	254,000	425,000	(171,000)	-40%

Current Liabilities	1,694,000	1,039,000	655,000	63%

Long term Liabilities	0	3,461,000	(3,461,000)	-100%

As noted above under the heading “Additional Funding” and as also noted below under this heading, our current cash resources are extremely limited.

We have been in the development stage since inception. As of June 30, 2013, we had cash of approximately $8,000 and other current assets of approximately $123,000, consisting of accounts receivable and prepaid expenses, and total assets of approximately $254,000, consisting of current assets, patents and plant and equipment. As of June 30, 2013, we had current liabilities of approximately $1,475,000, consisting of accounts payable, accounts payable to related parties and accrued liabilities. Of this amount, approximately $624,000 represented liabilities that were due to officers and stockholders, an increase of approximately $377,000 from December 31, 2012. There were no long-term liabilities due to the conversion of those loans at the time of the acquisition of SPHSA. Shareholders’ deficit was approximately $1,440,000 at June 30, 2013, compared with shareholders’ deficit of approximately $4,075,000 at December 31, 2012. This change is largely due to the due to the conversion of stockholder loans at the time of the acquisition of SPHSA.

For the period from August 24, 2005 (inception) to June 30, 2013, our cash used in our operating activities was approximately $24,481,000. Cash used in our operating activities for the three months ending June 30, 2013, was approximately $1,209,000 compared to approximately $889,000 for the three months ended June 30, 2012. Cash used in our operating activities for the six months ending June 30, 2013, was approximately $1,705,000 compared to approximately $1,623,000 for the six months ended June 30, 2012. Cash used in operating activities during the 2013 periods can be attributed to net losses from operations, offset by an approximately $377,000 increase in unpaid compensation expense due to executive officers of the Company.

We expect to continue to have negative cash flows from operating activities until such time as we fully commercialize our technology.

For the period from August 24, 2005 (inception) to June 30, 2013, our cash flow used in investing activities was approximately $911,000. These cash flows have largely been provided during the period since inception by our shareholders through capital investments and shareholder loans. We expect to continue to have cash flow provided by financing activities as we complete new rounds of financing and as we seek to increase the level of commercialization of our technology.

Since June 30, 2013, we have received cash investments of approximately $591,000 from our shareholders in exchange for the sale of shares of our Common Stock. All transactions have occurred at a subscription price of $1.00 per share.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and, as such, we will require debt or equity financing. We are pursuing a number of prospective sources that include shareholder loans, the sale of equity, the procurement of long term debt and working capital financing as required to allow us to meet our commercialization targets. We face certain financial obstacles to attracting new financing due to our historical and current record of net losses and working capital deficits. Therefore, despite our efforts, we can provide no assurances that we will be able to obtain the financing required to meet our stated objectives or even to continue our business as a going concern.

We do not expect to pay cash dividends in the foreseeable future.

We have a defined stock option plan and contractual commitments with all of our officers and directors.

We plan to increase the number of employees to meet the anticipated demand on wider commercialization for our technology.

Off Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements.

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

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures and as a result of the material weaknesses discussed below, management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2013, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

RD Active Capital Limited

As disclosed in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission (the “Commission”) on December 12, 2012, as amended, we and RD Active Limited are parties to the Subscription Agreement, dated November 26, 2012 (the “RD Active Subscription Agreement”). The Company’s Current Report on Form 8-K, filed with the Commission on December 13, 2012, contains a complete description of the Subscription Agreement with RD Active Limited in Item 2.01 of that Current Report under the heading “Additional Subscription Agreement for Shares,” which description is incorporated herein by reference.

During the second quarter of 2013, the Company sold and issued an aggregate of 311,500 shares of its Common Stock to RD Active Capital at a cash purchase price of $1.00 per share and sold an aggregate of 265,000 shares of its Common Stock to Regency Capital Corporation, subject to the terms and conditions of the RD Active Subscription Agreement. RD Active's right to purchase additional shares under its subscription agreement terminated on May 31, 2013.

Each purchase of shares under the RD Active Subscription Agreement is subject to the accuracy of certain representations and warranties made by the purchasers of the shares. Among the representations and warranties made, each of the purchasers represents that

⋅
it understands that the shares of our Common Stock that we have issued to it and to the other purchasers under the Additional Subscription Agreement were issued in reliance on an exemption from registration contained in Regulation S;

⋅	it has not engaged in any “directed selling efforts” as defined in Regulation S;

⋅	its purchase of shares of Common Stock is not part of a plan or scheme to evade the registration requirements of the Securities Act;
⋅	it is not a “US Person"; and
⋅	the acquired shares cannot be sold unless in accordance with Regulation S, pursuant to registration under the Securities Act or pursuant to an available exemption from registration.

The RD Active Subscription Agreement provides that for purposes of compliance with the Securities Act of 1933 (the “Securities Act”), the shares sold under the Subscription Agreement are restricted securities and may not be resold to any person who is a “U.S. Person” (as defined by the rules of the Commission) or by any means of commerce connected to the United States, other than in an offering that has been registered with the Commission.

Consequently, we believe that none of the persons who purchased the shares of our Common Stock under the RD Active Subscription Agreement is a resident of the United States or is a person who would be considered to be a “U.S. Person” under Regulation S. Reliance on these representations may not, however, guarantee compliance with Regulation S.

Each of the share certificates that we have issued to the persons who purchased the shares of our Common Stock under the RD Active Subscription Agreement bears a legend restricting their transferability until such shares have been sold as part of a registered public offering or in a transaction that otherwise is exempt from registration.

The certificates evidencing the shares of our Common Stock that we have issued under the RD Active Subscription Agreement bear legends restricting their transferability until they have been sold as part of a registered public offering.

Trinity Asset Management (Pty) Limited

As disclosed in the Current Report on Form 8-K that we filed with the Commission on May 25, 2013, we and Trinity Asset Management (Pty) Limited (“Trinity”), a company formed under the laws of South Africa which operates as an asset manager in South Africa, entered into the Share Purchase Agreement (the “Trinity Share Purchase Agreement”) under which Trinity agreed to purchase 1,000,000 shares of our Common Stock in three installments during the period from May 24 through June 28, 2013 each at a cash purchase price of $1.00 per share. The Trinity Share Purchase Agreement also granted Trinity the right under certain conditions to purchase up to 1,000,000 additional shares of our Common Stock at a purchase price of $1.35 per share during the period ending July 31, 2013.

During the second quarter of 2013, the Company sold and issued 351,318 shares of its Common Stock to Trinity at a cash purchase price of $1.00 per share, subject to the terms and conditions of the Trinity Share Purchase Agreement.  Trinity’s right to purchase additional shares under the Trinity Share Purchase Agreement terminated on July 31, 2013.

In the Trinity Share Purchase Agreement, Trinity represented to us that it was an “accredited investor” as defined in Regulation D promulgated under the Securities Act of 1933, as amended, and that it was not a “U. S. Person” within the meaning of Regulation S promulgated under the Securities Act of 1933 as amended. Trinity also represented that it was not acquiring the shares for the benefit of any U. S. Person, that it will be the sole beneficial owner of the shares and that it has not prearranged any sale to any persons in the United States. On the basis of the representations and warranties made by Trinity in the Trinity Share Purchase Agreement, we believe that the sale of shares of our Common Stock under the Trinity Share Purchase Agreement is exempt from the registration requirements of the Securities Act.

The certificates evidencing the shares of our Common Stock that we have issued under the Trinity Share Purchase Agreement bear legends restricting their transferability until they have been sold as part of a registered public offering.

Issuance of Shares to the Former Shareholders of SurePure Holdings South Africa (Pty) Limited

As disclosed in the Current Report on Form 8-K that we filed with the Commission on June 14, 2013, we completed the acquisition of SurePure Holding South Africa (PTY) Ltd. (“SPHSA”) and SPHSA’s wholly-owned subsidiary, SurePure Marketing South Africa (PTY) Ltd. on June 12, 2013 and issued 9,864,811 shares of our Common Stock to the former shareholders of SPHSA, after giving effect to conversions of shareholder loans. Of those shares, 8,294,836 were issued to Roger Kebble, a shareholder of SPHSA, after giving effect to the conversion of his loans to SPHSA under the terms of the acquisition, and the remaining 1,569,975 shares of our Common Stock have been issued to the other 36 shareholders of SPHSA. All 37 persons now are our shareholders.

In the agreement under which the acquisition of SPHSA was consummated, the former SPHSA shareholders made the following representations, among others, with respect to the shares of our Common Stock that they were acquiring:

⋅	they understood that the shares of our Common Stock were being issued in reliance on an exemption from registration contained in Regulation S promulgated under the Securities Act of 1933, as amended;
⋅	their agreement to purchase of our shares was not part of a plan or scheme to evade the registration requirements of the Securities Act;
⋅	none of the shareholders was a “US Person" (as defined in Regulation S) and each will be the sole beneficial owner of the stock to be purchased by it;
⋅	except as disclosed to us, they were outside of the United States at the time of the Share Exchange; and
⋅
the acquired shares of our Common Stock cannot be sold unless in accordance with Regulation S, pursuant to registration under the Securities Act or pursuant to an available exemption from registration.

Consequently, we believe that none of the shareholders of SPHSA is a resident of the United States or a person who would be considered to be a “U.S. Person” under Regulation S promulgated by the Commission. Reliance on these representations may not, however, guarantee compliance with Regulation S.

Each of the certificates evidencing the shares of our Common Stock that we have issued to the former shareholders of SPHSA bears a legend restricting its transferability until the shares have been sold as part of a registered public offering.

Shares Issued on Conversion of Debt

On May 14, 2013, we issued 73,911 shares of our Common Stock to Aaron Keay, 74,621 shares of our Common Stock to Graham Moore and 74,140 shares of our Common Stock to Michael Williams upon the conversion of debt owed to them by SurePure Investment Holding AG. In March 2013, each of Messrs. Keay, Moore and Williams had agreed that the debt obligation due to each of them would automatically convert at the rate of one share of our Common Stock for each $1.00 of principal and interest owed as of March 31, 2013. The issuances of shares to Messrs. Keay, Moore and Williams to each of Messrs. Keay, Moore and Williams were exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof as transactions not involving a public offering.  We also believe that the offer was exempt from registration under Regulation S, as it believes that none of Messrs. Keay, Moore and Williams is a resident of the United States or is a “U.S. Person” as defined in that Regulation.

Each of the certificates evidencing the shares of our Common Stock that we have issued to Messrs. Keay, Moore and Williams bears a legend restricting its transferability until the shares have been sold as part of a registered public offering.

Shares Issued on Conversion of Preferred Stock

On May 14, 2013, we issued 1,200,000 shares of our Common Stock to XOptics (PTC) Ltd., a British Virgin Islands corporation, upon the conversion of 1,200,000 shares of our Non-Voting Convertible Preferred Shares. The conversion was made under the terms and condition of the preferred shares. The issuances of shares to XOptics (PTC) Ltd. was exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof as a transaction not involving a public offering. The issuance was also exempt from registration under Regulation S, as XOptics (PTC) Ltd. is not a “U.S. Person” as defined in that regulation. The certificate evidencing the shares of our Common Stock that we have issued to XOptics (PTC) Ltd. bears a legend restricting its transferability until the shares have been sold as part of a registered public offering.

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

101
The following materials from SurePure,, Inc. Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2013 and 2012, and for the Cumulative Period from August 24, 2005 (inception) to June 30, 2013, (iii) Unaudited Consolidated Statements of Changes in Stockholders' Equity for the three months and six months ended June 30, 2013, (iv) Unaudited Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2013 and 2012, and for the Cumulative Period from August 24, 2005 (inception) to June 30, 2013 and (v) Notes to the Unaudited Consolidated Financial Statements.**

_____________________________
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

SurePure,, Inc.

Date: August 14, 2013	By:	/s/ Guy Kebble
		Name:	Guy Kebble
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Stephen M. Robinson
		Name:	Stephen M. Robinson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from SurePure,, Inc. Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2013 and 2012, and for the Cumulative Period from August 24, 2005 (inception) to June 30, 2013, (iii) Unaudited Consolidated Statements of Changes in Stockholders' Equity for the three months and six months ended June 30, 2013, (iv) Unaudited Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2013 and 2012, and for the Cumulative Period from August 24, 2005 (inception) to June 30, 2013 and (v) Notes to the Unaudited Consolidated Financial Statements.**

__________________________
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