Form 10-Q
period 2013-09-30
SurePure, Inc.
filed 2013-11-12
CIK 1452176

STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares outstanding of the issuer’s common stock, as of November 6, 2013 was 39,242,432.

SUREPURE, INC.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Financial Statements

Three and Nine months ended September 30, 2013 and 2012 and

From August 24, 2005 (inception) to September 30, 2013

Contents

September 30, 2013

Page

Consolidated Financial Statements

Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	4

Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 2013 and 2012	5

Consolidated Statements of Other Comprehensive Income (Loss) (Unaudited) for the Three Months and Nine Months Ended September 30, 2013 and 2012	6

Consolidated Statements of Stockholders’ Deficit (Unaudited) for the Nine Months Ended September 30, 2013	7

Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2013 and 2012	8

Notes to Unaudited Consolidated Financial Statements	9-24

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$5,932	$142,373
Accounts receivable, net	13,461	19,948
Prepaid expenses and other current assets	89,105	128,646
Total current assets	108,498	290,967

Property and equipment, net	875	4,616

Other assets:
Intangible assets, net	116,457	128,958

Total assets	$225,830	$424,541

Liabilities and Equity (Deficit)

Current liabilities:
Accounts payable	$823,847	$790,930
Due to officers/stockholders	772,476	247,259
Income taxes payable	303	409
Advance on purchase of common stock	114,500	-
Loan payable	226,616	-
Total current liabilities	1,937,742	1,038,598

Long-term liabilities:
Loans from stockholders	-	3,241,768
Other loans payable	-	219,549
Total long-term liabilities	-	3,461,317
Total liabilities	1,937,742	4,499,915

Commitments and contingencies

Equity (deficit):
Stockholder's equity (deficit):
Common stock	38,232	23,542
Preferred stock	202,106	226,654
Additional paid-in capital	27,294,512	20,920,817
Equity of former variable interest entities	-	920,980
Other comprehensive income	963,076	360,464
Deficit accumulated during the development stage	(30,209,838)	(25,192,142)
Total stockholder's equity (deficit)	(1,711,912)	(2,739,685)
Noncontrolling interest	-	(1,335,689)
Total equity (deficit)	(1,711,912)	(4,075,374)
Total liabilities and equity (deficit)	$225,830	$424,541

See notes to consolidated financial statements.

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO SEPTEMBER 30, 2013

					Cumulative
					From
					August 24,
	Three Months Ended		Nine Months Ended		2005
	September 30,		September 30,		(inception) to
	2013	2012	2013	2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$530	$127,986	$130,386	$248,689	$2,394,796

Cost of sales	-	51,570	7,565	93,663	1,545,061

Gross profit	530	76,416	122,821	155,026	849,735

Expenses:
General and administrative expenses	999,916	995,730	3,074,623	2,606,280	23,467,130
Promotion and marketing	29,175	32,738	127,102	76,345	718,488
Research and development	67,093	61,281	163,201	96,338	3,792,501
Depreciation and amortization	5,186	5,745	16,242	17,232	192,341
Impairment of patent	-	-	-	-	537,631

Total expenses	1,101,370	1,095,494	3,381,168	2,796,195	28,708,091

Loss from operations	(1,100,840)	(1,019,078)	(3,258,347)	(2,641,169)	(27,858,356)

Other income (expense):
Interest income	1	9	50	34	371,908
Interest expense	(17,394)	(93,654)	(144,272)	(328,694)	(2,601,498)
Miscellaneous income	350	-	350	-	350
Exchange rate gains and losses	-	4,944	(10)	7	(25,397)
Loss on disposition of fixed assets	-	-	-	-	(64,172)

Total other (expense) income	(17,043)	(88,701)	(143,882)	(328,653)	(2,318,809)

Loss before provision for taxes	(1,117,883)	(1,107,779)	(3,402,229)	(2,969,822)	(30,177,165)

Provision for income taxes	-	-	-	-	32,673

Net loss	(1,117,883)	(1,107,779)	(3,402,229)	(2,969,822)	(30,209,838)

Net loss attributable to noncontrolling interest	-	(13,772)	(17,653)	(84,191)	(1,633,120)

Net loss attributable to SurePure	$(1,117,883)	$(1,094,007)	$(3,384,576)	$(2,885,631)	$(28,576,718)

Loss per share – basic and diluted attributable to SurePure common stockholders	$(0.03)	$(0.03)	$(0.12)	$(0.08)	$(1.06)

Weighted average shares outstanding - basic and diluted	36,963,853	40,273,132	29,303,078	37,497,355	26,989,781

See notes to consolidated financial statements.

SUREPURE INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO SEPTEMBER 30, 2013

					Cumulative
					From
					August 24,
	Three Months Ended		Nine Months Ended		2005
	September 30,		September 30,		(inception) to
	2013	2012	2013	2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(1,117,883)	$(1,107,779)	$(3,402,229)	$(2,969,822)	$(30,209,838)

Other comprehensive income, net of tax

Unrealized gain (loss) on foreign currency translation	(25,850)	(6,185)	516,392	62,001	963,076

Comprehensive loss	(1,143,733)	(1,113,964)	(2,885,837)	(2,907,821)	(29,246,762)

Less: Comprehensive income (loss) attributable to noncontrolling interest	-	(9,815)	122,083	(64,197)	(1,407,166)

Comprehensive loss attributable to SurePure, net of tax	$(1,143,733)	$(1,104,149)	$(3,007,920)	$(2,843,624)	$(27,839,596)

See notes to consolidated financial statements.

SUREPURE INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

					Equity in			Accumulated
	Common			Additional	Variable	Retained		Other
	Shares	Common	Preferred	Paid-in	Interest	Earnings	Noncontrolling	Comprehensive
	Issued	Stock	Stock	Capital	Entities	(Deficit)	Interest	Income	Total
Balances-December 31, 2012, (audited)	23,542,184	$23,542	$226,654	$20,920,817	$920,980	$(25,192,142)	$(1,335,689)	$360,464	$(4,075,374)

Issuance of common stock for cash	2,087,318	2,088		2,085,230					2,087,318

Imputed interest on stockholder loans				105,925					105,925

Conversion of preferred stock to common stock	2,454,816	2,454	(24,548)	22,094					-

Conversion of other loans payable to common stock	222,672	223		222,449					222,672

Issuance of common stock for consulting services	60,000	60		59,940					60,000

Conversion of stockholders loans to former VIE to common stock	6,864,811	6,865		2,766,519					2,773,384

Adjustment to reflect acquisition of former VIE's	3,000,000	3,000	-	1,111,538	(920,980)	(1,633,120)	1,213,606	225,956	-

Net (loss) for the nine months ended September 30, 2013						(3,384,576)	(17,653)		(3,402,229)

Unrealized gain on foreign currency translation adjustment	-	-	-	-	-	-	139,736	376,656	516,392

Balances- September 30, 2013	38,231,801	$38,232	$202,106	$27,294,512	$-	$(30,209,838)	$-	$963,076	$(1,711,912)

See notes to consolidated financial statements.

SUREPURE INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO SEPTEMBER 30, 2013

			Cumulative From
	Nine Months Ended		August 24, 2005
	September 30,		(inception) to
	2013	2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Cash from operating activities:
Net loss	$(3,402,229)	$(2,969,822)	$(30,209,838)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	16,242	17,232	192,341
Impairment of patent	-	-	537,631
Loss on sale of property and equipment	-	-	64,172
Imputed interest on stockholders loans	105,925	324,135	2,469,862
Consulting services paid by issuance of common stock	60,000	-	60,000
Changes in assets and liabilities:
Accounts receivable	6,487	(23,316)	(13,461)
Prepaid expenses and other current assets	39,541	(15,986)	(89,105)
Accounts payable	32,917	(241,945)	823,847
Due to officers/stockholders	525,217	(473,129)	772,476
Income taxes payable	(106)	(319)	303
Total cash used in operating activities	(2,616,006)	(3,383,150)	(25,391,772)

Cash from investing activities:
Purchase of property and equipment	-	-	(181,760)
Proceeds from sales of property and equipment	-	-	16,860
Acquisition of patents	-	-	(746,576)
Total cash used in investing activities	-	-	(911,476)

Cash from financing activities:
Proceeds from sale of equity	2,087,318	2,267,737	15,745,787
Proceeds from equity of former variable interest entities	-	-	83,309
Proceeds from loans from stockholders	-	1,550,029	9,421,605
Proceeds from other loans payable	229,738	-	449,287
Advance on purchase of common stock	114,500	-	114,500
Total cash provided by financing activities	2,431,556	3,817,766	25,814,488
Effect of exchange rate changes on cash and cash equivalents	48,009	62,001	494,692
Net (decrease) increase in cash	(136,441)	496,617	5,932
Cash, beginning of period	142,373	35,475	-
Cash, end of period	$5,932	$532,092	$5,932

Supplemental disclosures:
Interest paid	$18,398	$4,957	$111,687
Income taxes paid	$-	$-	$32,673
Conversion of stockholder's and other loans to equity	$2,996,056	$3,689,208	$8,061,493
Conversion of other loans payable to stockholder's loans	$-	$-	$300,000
Conversion of stockholder's loans to equity of former variable interest entities	$-	$-	$1,114,400

Imputed interest on stockholder's loans reported as an increase to additional paid-in capital	$105,925	$324,135	$2,469,862

Conversion of equity of former variable interest entities to equity of company	$1,114,539	$-	$1,114,539

Conversion of preferred stock to common stock and additional paid-in capital	$24,548	$-	$24,548

Issuance of common stock for consulting services	$60,000	$-	$60,000

See notes to consolidated financial statements.

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2013 and 2012

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

Basis of Presentation and Consolidation
The accompanying unaudited Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with the instructions to Form 10-Q and with the requirements of Regulation S-X of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual consolidated financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012. Operating results for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Nine Months Ended September 30, 2013 and 2012

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

⋅ SurePure Latin America Maqinas de Purificasao UVC Ltda. (“SPLAM”), which conducts no operations currently; and

• SurePure Participations AG (“SPP”), which was a minority stockholder of SPI and is part of the common holding structure of the Group.  SPP has no operations and all of its expenses have been and will continue to be paid by SPI.  Formerly a VIE, SPP became a subsidiary as a result of the Share Exchange on December 12, 2012.

•  SurePure Holdings South Africa (Pty) Ltd. and its wholly-owned subsidiary, SurePure Marketing South Africa (Pty) Ltd. (“SPMSA”), which holds the South African patent, manufacture the products of the Group and earn revenue from selling or otherwise distributing equipment utilizing the Group’s technology.  Formerly VIE’s, these entities became subsidiaries as a result of their acquisition on June 12, 2013.

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

Three and Nine Months Ended September 30, 2013 and 2012

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

Accounts Receivable

The Group performs regular credit evaluations of customers to which it provides sales on credit terms, and adjusts credit limits based on the customer’s payment history and reassessments of their creditworthiness.  The Group continuously monitors its collections and establishes a provision for estimated doubtful accounts, if necessary.  No allowance for doubtful accounts was deemed to be necessary at September 30, 2013 or at December 31, 2012.

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

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Nine Months Ended September 30, 2013 and 2012

The Group evaluates the carrying value of its intangible assets for impairment at least annually or when events or changes in circumstances are identified by management that indicate that such carrying values may not be fully recoverable.  The evaluation involves estimating the future undiscounted cash flows expected to be derived from the assets to assess whether or not a potential impairment exists.  As a result of its evaluations, management determined that it was not necessary to recognize a loss on impairment of its intangible assets for the three months and nine months ended September 30, 2013 and 2012 or for the year ended December 31, 2012.  During the period from inception to September 30, 2013, impairment losses on intangible assets of $537,631 were recognized.

Fair Value of Financial Instruments

Financial instruments include accounts receivable and accounts payable.  As of September 30, 2013 and December 31, 2012, the carrying values of the financial instruments approximated their fair values due to the short-term nature of these instruments.

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

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Nine Months Ended September 30, 2013 and 2012

Applicable functional currencies are:

SPI, SPO, and SPP	Swiss Francs – CHF
SPLAM	Brazilian Real – BRL
SPHSA and SPMSA	South African Rand – ZAR

Exchange rates used for conversion of foreign items to USD at the end of each period and the average exchange rates for the periods were:

	Three Months Ended		Nine Months Ended September 30,
	September 30,		September 30,		December 31,
	2013	2012	2013	2012	2012
CHF:
Reporting date	1.1031	1.0638	1.1031	1.0638	1.0942
Average for period	1.0729	1.0394	1.0696	1.0643	N/A

BRL:
Reporting date	0.4428	0.4929	0.4428	0.4929	0.4880
Average for period	0.4364	0.4927	0.4731	0.5228	N/A

ZAR:
Reporting date	0.0989	0.1202	0.0989	0.1202	0.1178
Average for period	0.1000	0.1210	0.1058	0.1242	N/A

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

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Nine Months Ended September 30, 2013 and 2012

Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are computed by dividing net income or loss by the weighted average number of shares of Common Stock outstanding during the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue shares of Common Stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into shares of Common Stock or could otherwise cause the issuance of shares of Common Stock that then would share in earnings (losses).  Such potential issuances of additional shares of Common Stock are included in the computation of diluted earnings per share.  Except as disclosed in Note 7 to the Notes to Consolidated Financial Statements, the Company has no securities or other contracts to issue shares of Common Stock that could cause any dilution of earnings.  In addition, when there is a loss, diluted loss per share is not computed because any potential additional common shares of Common Stock would reduce the reported loss per share and therefore have an anti-dilutive effect.

2. Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Machinery and equipment	$5,010	$5,010
Furniture and fixtures	12,753	12,753
Motor vehicles	14,400	14,400
Office and computer equipment	12,647	12,647
	44,810	44,810
Less: Accumulated depreciation	43,935	40,194

Property and equipment, net	$875	$4,616

Depreciation expense was approximately $1,000 and $1,500 for the three months ended September 30, 2013 and 2012, respectively, approximately $3,800 and $4,700 for the nine months ended September 30, 2013 and 2012, respectively and approximately $96,400 for the period from inception to September 30, 2013.

3. Intangible Assets

Intangible assets consist of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Patents	$208,943	$208,943
Less: Accumulated amortization	92,486	79,985

Intangible assets, net	$116,457	$128,958

Amortization expense was approximately $4,200 and $4,200 for the three months ended September 30, 2013 and 2012, respectively, approximately $12,500 and $12,500 for the nine months ended September 30, 2013 and 2012, respectively and $96,000 for the period from inception to September 30, 2013.

4. Due to Officers/Stockholders

Due to officers/stockholders consists of unpaid salaries, accrued leave and advances from the three executives of the Group entities totaling $772,476 and $247,259 at September 30, 2013 and December 31, 2012, respectively.

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Nine Months Ended September 30, 2013 and 2012

5 . Stockholders and Other Loans Payable

Stockholder and other loans payable consisted of advances by individuals and companies to the Group.  Certain of the lenders were either stockholders or are related to stockholders.  None of these loans were supported by notes and none had a provision for interest or repayment.  The Company has imputed interest on these loans.  The rates of interest used to impute interest on these loans range from 4% per annum to 15% per annum during the periods in which these loans were outstanding and represent management’s best estimate of the interest rates that would be applicable to Company in a third-party marketplace.  As discussed in Note 1 of these Notes to the Consolidated Financial Statements, these loans were converted into common shares of SPHSA which were then exchanged for shares of Common Stock in the acquisition of SPHSA that was completed on June 12, 2013, at which time interest on these loans was no longer required to be imputed.  Imputed interest on these loans was $-0- and $94,052 for the three months ended September 30, 2013 and 2012, respectively, $105,925 and $324,135 for the nine months ended September 30, 2013 and 2012, respectively and $2,469,862 for the period from inception to September 30, 2013.  These amounts are included in interest expense in the accompanying consolidated statements of operations and are reflected as an increase in additional paid-in capital in the accompanying consolidated statements of stockholders’ deficit.

In October 2012, the Company and the three lenders whose balances were reflected in Other Loans Payable at December 31, 2012 revised their agreements orally and these agreements were later formalized in writing effective January 2013.  The Company agreed with each of these lenders that it would pay interest at 5% per annum on the outstanding balances retroactive to the time that the loans were made in 2011 and repay each of these lenders $105,000 in October 2012.  Interest on these loans was $-0- and $3,206 for the three months ended September 30, 2013 and 2012, respectively,  $3,107 and $9,456 for the nine months ended September 30, 2013 and 2012, respectively and $27,701 for the period from inception to September 30, 2013.  On April 4, 2013, these lenders and the Company further agreed that the lenders would be granted the right to convert each $1.00 of principal and interest that was unpaid under their agreements into one share of Common Stock upon the effective date of the Company’s registration statement which the Company had filed to register the resale of certain shares of the Common Stock.  Pursuant to these agreements, these loans were converted into shares of Common Stock at the time that the registration statement was declared effective on May 16, 2013.

On April 4, 2013, SPMSA borrowed ZAR 2 million (approximately $201,000) from a lender pursuant to a note.  The terms of the loan provide for interest of 2% per month on the outstanding balance which is payable together with the principal balance no later than September 30, 2013.  An officer and stockholder of the Company has deposited 1,000,000 shares of Common Stock with the lender as security for the repayment of the loan to SPMSA.  On September 26, 2013, the repayment date was extended to October 31, 2013.  On October 31, 2013, the repayment date was extended to November 30, 2013.  Interest on this loan was $13,216 for the three months ended September 30, 2013 and $30,044 for the nine months ended September 30, 2013.  As of September 30, 2013, the unpaid balance on this loan was $226,616 and is included in loans payable in the accompanying consolidated balance sheet.

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Nine Months Ended September 30, 2013 and 2012

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

Effective with the acquisition of SPHSA on June 12, 2013, the 3,000 common shares of SPHSA were then exchanged for 3,000,000 common shares of the Company and are treated as being outstanding as of June 12, 2013.    The shareholder loans of SPHSA were converted to 6,865 SPHSA common shares which were then exchanged for 6,864,811 shares of Common Stock and are treated as being outstanding beginning as of June 12, 2013.

On May 14, 2013, the preferred stockholder converted 1,200,000 of its shares of the Company’s preferred stock into 1,200,000 shares of Common Stock.  On September 3, 2013, the preferred stockholder converted an additional 1,254,816 of its shares of the Company’s preferred stock into 1,254,816 shares of Common Stock.  At September 30, 2013 and December 31, 2012, respectively, after giving effect to the acquisition of SPHSA, there were 38,231,801 and 23,542,184 shares of Common Stock issued and outstanding, and there were respectively 20,210,631 and 22,665,447, issued and outstanding shares of the Company’s preferred stock .

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Nine Months Ended September 30, 2013 and 2012

All references in these consolidated financial statements to the number of shares of Common Stock, price per share and weighted average number of shares of Common Stock outstanding prior to the June 2011 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.  As of September 30, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

On September 1, 2013, the Company issued 60,000 common shares to a consultant in exchange for services.  The shares issued and the related consulting services were valued at $60,000 based upon a value of $1.00 per share, the closing price on the last trading day prior to September 1, 2013.

7. Stock Subscription Agreements

On May 24, 2013, the Company entered into a Share Purchase Agreement with Trinity Asset Management (Proprietary) Limited, a South Africa-based investment manager (“Trinity”), in which Trinity agreed to purchase 1,000,000 new shares of the Company’s Common Stock at $1.00 per share in three installments: 250,000 shares on May 24, 2013, 250,000 shares on May 31, 2013 and 500,000 shares on June 28, 2013.  If Trinity had complied with its purchase commitment, it would also have had the right to purchase up to 1,000,000 additional shares of Common Stock at $1.35 per share before July 31, 2013 by providing written notice three days prior to the purchase of the additional shares.  As of June 12, 2013, Trinity had purchased 50,000 of the second installment of 250,000 shares of Common Stock and demand was made for the unpaid portion of the second installment.  On June 26, 2013, the Company granted a waiver of time until July 31, 2013 for Trinity to purchase the remaining shares of Common Stock that were to have been  purchased by June 28, 2013.  During June and July 2013, Trinity purchased 151,318 additional shares of the second installment, of which 50,000 shares were purchased in July 2013.  Trinity’s right to purchase additional shares under its share purchase agreement terminated on July 31, 2013.

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Nine Months Ended September 30, 2013 and 2012

On July 25, 2013, Regency Capital Corporation, a Turks and Caicos Islands corporation (“Regency”),  agreed to subscribe for and purchase 661,500 shares of the Company’s Common Stock in three equal installments of 220,500 shares each over the period ending September 13, 2013.  Regency completed the purchase of all 661,500 shares as agreed.  All shares of Common Stock under this share purchase agreement were purchased and sold at an issue price of $1.00 per share.

On July 25, 2013, the Company entered into a Share Purchase Agreement with Minaurum Limited, a Malta-based investment manager (“Minaurum”), in which Minaurum agreed to purchase 100,000 new shares of the Company’s Common Stock on that day.  Minaurum completed the purchase as agreed.  These shares of Common Stock were purchased and sold at an issue price of $1.00 per share.

On September 20, 2013, the Company and Trinity Asset Management International Limited (“TAMIL”), a company formed under the laws of Mauritius, entered into the Share Purchase Agreement (the “TAMIL Share Purchase Agreement”), dated as of September 19, 2013, under which TAMIL agreed to purchase 900,000 shares of Common Stock in monthly installments during the period ending March 25, 2014.  The agreement requires that TAMIL purchase the first 360,000 shares on September 30, 2013 or on such later date, not later than October 25, 2013 as the Company and TAMIL may agree.  TAMIL has agreed to purchase the remaining 540,000 shares in six installments of 90,000 shares each during the months beginning October 2013 and ending March 2014. TAMIL did not purchase any shares during the third quarter. As of October 25, 2013, the Company and TAMIL amended the Share Purchase Agreement. See Note 14  “Subsequent Events” below.

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

9. Income Taxes

The Company and group members file income tax returns in Switzerland, South Africa, the United States and Brazil.  The components of income (loss) from operations before income taxes, by jurisdiction, are as follows:

					From August 24, 2005
	Three Months Ended September 30,		Nine Months Ended September 30,		(inception) to
	2013	2012	2013	2012	September 30, 2013
Switzerland	$(521,379)	$(1,028,477)	$(1,921,159)	$(2,485,037)	$(18,437,044)
South Africa	(313,753)	(79,302)	(547,655)	(484,785)	(9,849,774)
United States	(282,751)	-	(933,415)	-	(948,849)
Brazil	-	-	-	-	(941,498)
Total	$(1,117,883)	$(1,107,779)	$(3,402,229)	$(2,969,822)	$(30,177,165)

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Nine Months Ended September 30, 2013 and 2012

The provision for income taxes shown in the accompanying consolidated statements of operations consists consists of the following:

					From August 24, 2005
	Three Months Ended September 30,		Nine Months Ended September 30,		(inception) to
	2013	2012	2013	2012	September 30, 2013
Current tax provision:
Switzerland	$-	$-	$-	$-	$32,673
South Africa	-	-	-	-	-
United States	-	-	-	-	-
Brazil	-	-	-	-	-
Total current tax provision	-	-	-	-	32,673

Deferred tax provision:
Switzerland	(92,532)	(145,542)	(341,684)	(356,170)	(3,171,894)
South Africa	(86,717)	(2,246)	(107,549)	(71,149)	(1,929,098)
United States	(98,963)	-	(326,695)	-	(332,097)
Brazil	-	-	-	-	(235,375)
Change in valuation allowance	278,212	147,788	775,928	427,319	5,668,464
Total deferred provision	-	-	-	-	-

Total	$-	$-	$-	$-	$32,673

The Company has determined that the future tax benefits from net operating losses are not likely to be realized in future periods and a full valuation allowance has been provided for all periods.

The income tax effect of each type of temporary difference giving rise to the net deferred tax asset as follows:

	September 30,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$5,668,464	$4,892,536
Less: valuation allowance	(5,668,464)	(4,892,536)

Total	$-	$-

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Nine Months Ended September 30, 2013 and 2012

The following reconciles the effective income tax rates with the statutory rates for the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012 and for the period from inception to September 30, 2013:

			United
	Switzerland	South Africa	States	Brazil	Total

Three months ended September 30, 2013:
Net (loss) from operations before taxes	$(521,379)	$(313,753)	$(282,751)	$-	$(1,117,883)

As calculated at the statutory rate	(92,532)	(87,851)	(98,963)	-	(279,346)

Permanent differences	-	1,134	-	-	1,134
Change in valuation reserves	92,532	86,717	98,963	-	278,212

Provision for income taxes	$-	$-	$-	$-	$-

Three months ended September 30, 2012:
Net (loss) income from operations before taxes	$(1,028,477)	$(79,302)	$-	$-	$(1,107,779)

As calculated at the statutory rate	(147,492)	(22,206)	-	-	(169,698)

Permanent differences	1,950	19,960	-	-	21,910
Change in valuation reserves	145,542	2,246	-	-	147,788

Provision for income taxes	$-	$-	$-	$-	$-

Nine months ended September 30, 2013:
Net (loss) from operations before taxes	$(1,921,159)	$(547,655)	$(933,415)	$-	$(3,402,229)

As calculated at the statutory rate	(341,684)	(153,344)	(326,695)	-	(821,723)

Permanent differences	-	45,795	-	-	45,795
Change in valuation reserves	341,684	107,549	326,695	-	775,928

Provision for income taxes	$-	$-	$-	$-	$-

Nine months ended September 30, 2012:
Net (loss) income from operations before taxes	$(2,485,037)	$(484,785)	$-	$-	$(2,969,822)

As calculated at the statutory rate	(357,302)	(135,740)	-	-	(493,042)

Permanent differences	1,132	64,591	-	-	65,723
Change in valuation reserves	356,170	71,149	-	-	427,319

Provision for income taxes	$-	$-	$-	$-	$-

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Nine Months Ended September 30, 2013 and 2012

	Switzerland	South Africa	United States	Brazil	Total

For the period from August 24, 2005 (inception) to September 30, 2013:
Net (loss) from operations before taxes	$(18,437,044)	$(9,849,774)	$(948,849)	$(941,498)	$(30,177,165)

As calculated at the statutory rate	(3,151,545)	(2,757,937)	(332,097)	(235,375)	(6,476,954)
Permanent differences	12,324	828,839	-	-	841,163
Change in valuation reserves	3,171,894	1,929,098	332,097	235,375	5,668,464

Provision for income taxes	$32,673	$-	$-	$-	$32,673

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

Three and Nine Months Ended September 30, 2013 and 2012

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

Subject to the terms and conditions of the Acquisition Agreement, on August 21, 2012, SPI made its offer, which initially was irrevocable for a period of 20 business days after the date of the offer to purchase from each of the shareholders of SPHSA all of their shares of SPHSA at a closing to be held September 19, 2012, which was the 21st business day after the date of the offer.  The shares of SPHSA subject to SPI’s offer to purchase included shares that reflected the value of shareholder loans outstanding at the time of the offer.  On September 21, 2012, SPI extended the period during which its offer remained open until November 26, 2012 to permit the satisfaction of conditions to the closing of the offer.  On November 30, 2012, SPI and SPHSA agreed to amend the Acquisition Agreement to provide that the offer would remain open until February 28, 2013, so as to permit the fulfillment of certain closing conditions.  On March 8, 2013, SPI extended the date that the offer would remain open to June 28, 2013. The Acquisition Agreement provided that SPI would settle the purchase price it is paying for the shares of SPHSA in shares of SPI in the ratios of (i) 1,000 common shares of SPI for each share of SPHSA and (ii) 1,000 common shares of SPI for each ZAR 4,000 in principal amount of loans owed by SPHSA to its shareholders.  The purchase price for the shares of SPHSA under the offer was ZAR 4,000 (approximately $500.00) per share of SPHSA.  The Acquisition Agreement provided that SPI would settle the purchase price it paid for the shares of SPHSA in shares of SPI in the ratio of (i) 1,000 common shares of SPI for each share of SPHSA and (ii) 1,000 common shares of SPI for each ZAR 4,000 in principal amount of loans owed by SPHSA to its shareholders.

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

Three and Nine Months Ended September 30, 2013 and 2012

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

There are no outstanding grants under the Plan as of September 30, 2013.

13. Commitments, Contingencies and Tax Obligation

Lease Commitments

The Group leases two premises in South Africa under operating leases.  One location is an office facility and the other is a workshop.  The office facility lease was originally scheduled to expire on April 30, 2012, with a monthly rent of $4,689, but has been renegotiated to extend the lease term to February 28, 2014, at a monthly rent of $2,677, for the first year and $2,946 for the second year.  The lease for the Group’s workshop facility originally expired on April 30, 2012, with a monthly rent of $2,460.  This lease term has been extended through October 31, 2013 with a monthly rent of $2,595, through April 30, 2013 and a monthly rent of $2,855 thereafter. This lease was not renewed.  In addition to the payments required under the preceding leases, payments are made for space rentals on an as-needed basis. The total rent expense was approximately $21,400 and $18,900 for the three months ended September 30, 2013 and 2012, respectively, approximately $57,300 and $57,800 for the nine months ended September 30, 2013 and 2012, respectively, and approximately $837,300 for the period from inception to September 30, 2013.  Rent expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Nine Months Ended September 30, 2013 and 2012

The future rent commitments under the above leases for the twelve months ended September 30, 2014 is approximately $15,000.  There is no future rent commitment subsequent to September 30, 2014.

Payroll Commitments

The Group’s employees in South Africa have employment contracts that provide for one month of notice before the employee can be terminated.  As of September 30, 2013, the total monthly salary commitment applicable to these employees, exclusive of the executives, was approximately $31,300.

Payroll Tax Obligation

SPMSA has received notification from the South African Revenue Service regarding unpaid payroll taxes of approximately $185,000.  SPMSA requested additional time to arrange a payment plan that is suitable to both parties and has commenced making monthly payments against this balance.  During the Company’s review of this matter in 2012, it was discovered that additional taxes amounting to approximately $62,000 were due.  At September 30, 2013 and December 31, 2012, the unpaid balance of this liability was approximately $105,000 and $187,000, respectively and is included in accounts payable and other current liabilities in the accompanying consolidated balance sheets.

Employment and Consulting Agreements

The Group has entered into agreements to secure the services of three executives.  These agreements provide for annual compensation and require a termination notice period by the Group of three months.  The executives all are stockholders of the Company.

The total compensation paid to these executives was approximately $252,000 and $254,000 for the three months ended September 30, 2013 and 2012, respectively, approximately $761,000 and $809,000 for the nine months ended September 30, 2013 and 2012, respectively and approximately $5,853,000 for the period from inception to September 30, 2013.  These amounts are included in general and administrative expenses.

The Group entered into agreements with unrelated third party consultants and institutions for consulting, research and professional services.  With the exception of one agreement that has a remaining term of six months as of September 30, 2013, these agreements can be terminated by either party with between two weeks and three months written notice or immediately if for cause.  The amounts due vary according to the nature of the service arrangement and the length of notice required for termination. The minimum amount due under these agreements is approximately $158,000 over the twelve months ending September 30, 2014.

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Nine Months Ended September 30, 2013 and 2012

14. Subsequent Events

The Company has evaluated its subsequent events from the balance sheet date. The Company has determined that there were no material subsequent events requiring adjustment to or disclosure in these consolidated financial statements except the following:

On October 25, 2013, the Company entered into an additional Share Purchase Agreement with Regency, an existing stockholder, under which Regency agreed to purchase 600,000 shares of Common Stock during the period ended October 31, 2013.  All shares of Common Stock under this additional share purchase agreement with Regency were purchased at an issue price of $1.00 per share during October 2013. The Company received an advance of $114,500 under this agreement.

As of October 25, 2013 the Company and TAMIL agreed to modify the schedule for the purchase of the shares under the TAMIL Share Purchase Agreement such that the purchase and sale of all 900,000 Shares to be purchased and sold under the TAMIL Share Purchase Agreement shall occur on such dates during the period ending March 25, 2014 as the Company and TAMIL agree and to modify the purchase price to be paid for the first 360,000 shares so that the purchase price for all shares to be purchased is the greater of $1.00 per share and 92% of the volume weighted average price per share for the 20 trading days prior to the third business day before the purchase and sale of the shares.

On October 22, 2013, the preferred stockholder converted 410,631 additional shares of the Company’s preferred stock into 410,631 shares of Common Stock.

15. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of the Group as a going concern.  Due to the start-up nature of its business, the Group has generated recurring losses and expects to incur additional losses as it expands the UV-C technology and develops marketing, sales and financial plans.  As reflected in the accompanying consolidated financial statements, the Group’s total liabilities exceed total assets at September 30, 2013 and December 31, 2012 by $1,711,912 and $4,075,374, respectively, and the Group has incurred cumulative operating losses since the date of inception.  To date, the Group’s cash flow requirements have been met with cash investments by the stockholders, certain third parties and to a lesser extent, sales and interest income.

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

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Nine Months Ended September 30, 2013 and 2012

Management is currently pursuing various plans to meet the cash flow requirements of the Company for the twelve months ending September 30, 2014. The Company is engaged in ongoing discussions with current and other potential investors and the Company is also considering additional offerings of Common Stock during the remainder of 2013.  In addition, the Company projects that increase in the commercialization of the Group’s technology may provide additional cash flow for operations, but the Company did not enter into any agreements during the first nine months of 2013 that provided materials amounts of revenue.

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

Overview

The results presented in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” are those of SurePure, Inc. and its subsidiaries (all of which are collectively referred to in this Management’s Discussion and Analysis as the “Group”) as reflected in our unaudited consolidated financial statements included in this report. The following discussion should be read in conjunction with such consolidated financial statements and the notes thereto.  The results presented below pertain to the unaudited consolidated financial statements for the three and nine months ended September 30, 2013 and September 30, 2012 and the audited consolidated financial statements for the year ended December 31, 2012.

Additional Funding

We continued to experience both insufficient operating revenues and a shortfall in funding from investors for the nine months ended September 30, 2013.  As a result, we require additional funding to maintain our operations and execute our business plan. Funding provided during the nine months ended September 30, 2013 has been largely provided by four of our current shareholders.  Should we be unable to secure financing from our current shareholders  or outside sources, we will be unable to meet our milestones and may scale back or even discontinue our operations until such time, if ever, that we are able to secure financing.  Notwithstanding our efforts to secure financing, there is no assurance that any financing will be available on acceptable terms or at all.  See “Liquidity and Capital Resources” below in this Management’s Discussion and Analysisof Financial Condition and Results of Operation.

Plan of Operation

We seek to expand the commercial acceptance of our SurePure Turbulator purification systems.  To achieve this goal, contingent on our obtaining sufficient capital to maintain our operations, we plan to execute the following principal steps:

•
Attend and promote our product at three or more international trade shows during late 2013 and the first half of 2014 for the wine, brewing, fruit juice and dairy industries.  The purpose of our exhibitions at these venues will be to reach out to industry participants, including distributors of engineered systems, and to make them aware of our product’s advantages and the expanded applications of the product that we have developed over the past 24 months;

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

•	Seek to market and sell our product and our technology for industrial applications;
•	Seek to expand the level of commercialization of our technology in the South African wine, dairy and fruit juice industries;
•
Expand our distribution networks for our products by identifying additional distributors according to geographic market, expertise with specific liquids and existing client relationships and negotiating agreements with the identified distributors on terms acceptable to both the distributors and to us; and

•	Obtain additional equity financing to support our growth from current shareholders, institutional investors or other investors to provide capital to support and augment our operations.

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

Results of Operations

During the three months ended September 30, 2013, we focused on the following developments:
•	continuing with commercial trials at two key customer sites;
•	working with regulatory authorities such that our technology can be employed in key areas;
•	nurturing relationships with key investors.

Subsequent to September 30, 2013, we have continued to focus on the following developments:
•	continuing with commercial trials at two key customer sites;
•	continuing the expansion of our distributor network internationally; and
•	negotiating possible equity financing agreements

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2013 compared with our results of operations for the three and nine months ended September 30, 2012:

	Three Months Ended:		Variance
	September 30, 2013	September 30, 2012	$	%

Revenues	$1,000	128,000	(127,000)	-99%

General and Admin Expenses	1,000,000	996,000	4,000	0%

Research and Development	67,000	61,000	6,000	10%

Interest Expense	17,000	94,000	(77,000)	-82%

Net Loss	1,118,000	1,108,000	10,000	1%

Cash used in operating activities	911,000	1,760,000	849,000	-48%

Cash provided by financing activities	934,000	2,247,000	1,313,000	-58%

	Nine Months Ended:		Variance
	September 30, 2013	September 30, 2012	$	%

Revenues	$130,000	249,000	(119,000)	-48%

General and Admin Expenses	3,075,000	2,606,000	469,000	18%

Research and Development	163,000	96,000	67,000	70%

Interest Expense	144,000	329,000	(185,000)	-56%

Net Loss	3,402,000	2,970,000	432,000	15%

Cash used in operating activities	2,616,000	3,383,000	(767,000)	-23%

Cash provided by financing activities	2,432,000	3,818,000	1,386,000)	-36%

Revenues

We recognized minimal revenue of approximately $1,000 during the three months ended September 30, 2013and approximately $130,000 during the nine months ended September 30, 2013. Revenues are lower than the $128,000 and $249,000 for comparable periods in 2012 primarily due to reduced demand from our contract to supply equipment to the calves milk market. This was partially due to the distributor’s stocking up in 2012.  Additionally, the decreases in revenues for the three-month and nine-months periods reflect that we have not entered into any significant commercial revenue-producing agreements during the past 12 months. Although we are negotiating and entering into agreements for new applications of our SurePure technology, none of those agreements as currently structured will generate significant amounts of revenue during the next six months or more.

As a general matter, we project that revenues realized from sales and royalty income will increase in line with our commercialization efforts, related to the introduction of our technologies to a broader range of clients and geographic areas.  Our business model is largely based on usage royalties or usage fees. We do not expect, however, an increased level of commercialization to occur before the second quarter of 2014, at the earliest.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2013 of approximately $1,000,000 are comparable with our general and administrative expenses for the three months ended September 30, 2012.  For the nine months ended September 30, 2013, general and administrative expenses at approximately $3,075,000 were 18% higher than the comparable expenses of $2,606,000 for the nine months ended September 30, 2012, largely as a result of the professional fees associated with the closing of the share exchange that occurred in December 2012, the closing of our acquisition of two variable interest entities and our filing of reports and other documents with the Commission.

General and administrative expenses are largely attributable to employment costs, professional and consulting fees and business travel expenses.

We expect that our general and administrative expenses will increase in future periods if we are able to secure funding for our operations, as the increased level of commercialization of our technology will require increased levels of staffing and associated expenditures.

Research and Development Expenses

Our research and development expenses for the three months ended September 30, 2013 of approximately $67,000 compare with $61,000 for the three months ended September 30, 2012.  Our research and development expenses for the nine months ended September 30, 2013 of $163,000 were approximately $67,000, or 70% higher than the $96,000 of research and development expenses for the nine months ended September 30, 2012.  A large portion of these expenditures was for work undertaken to submit our application seeking GRAS status for our technology to the FDA and an increased level of trials at key customer sites.

We expect that our research and development expenses will increase in future periods as we pursue new applications for our technology.  In addition, we anticipate that certain additional research work may be required to support our application to the FDA seeking GRAS status for our technology.

Net Losses

For the period from August 24, 2005 (inception) to September 30, 2013, we incurred net losses of approximately $30,177,000.  Our net losses for the three months ended September 30, 2013 were approximately $1,118,000, or approximately even with the approximately $1,108,000 of net losses for the three months ended September 30, 2012.  Our net losses for the nine months ended September 30, 2013 were approximately $3,402,000, compared with approximately $2,970,000 of net losses for the nine months ended September 30, 2012, or an increase of 15%.  The increase in net losses over the comparable three-month and nine-month periods is primarily attributable to increases in expenditures for professional fees incurred related to completion of the December 2012 share exchange and the acquisition of two variable interest entities, offset by the lower sales revenues.

We have not as yet generated sufficient revenue from our revenues to fund our operations, and we expect our net losses to continue until such time as our commercialization efforts related to our technologies produce an increase in revenues sufficient to meet the cost of our operations.  Accordingly, we expect to continue to operate at a loss through fiscal year 2013.

Income Tax Expense (Benefit)

We have realized net operating losses in Switzerland, South Africa, the United States and Brazil. We may have a prospective income tax benefit resulting from a net operating loss carry-forward that can offset future operating profits into the extent of any unexpired net operating losses.

Impact of Inflation

We believe that inflation has not had a material effect on our operations for the period from August 24, 2005 (inception) to September 30, 2013.

Capital Expenditures

We have spent approximately $182,000 on property and equipment for the period from August 24, 2005 (inception) to September 30, 2013.

Liquidity and Capital Resources

The following table summarizes our financial position at September 30, 2013 compared with our financial position at December 31, 2012:

	As of:		Variance
	September 30, 2013	December 31, 2012	$	%

Cash	$6,000	142,000	(136,000)	-96%

Other Current Assets	103,000	149,000	(46,000)	-31%

Total Assets	226,000	425,000	(199,000)	-47%

Current Liabilities	1,937,000	1,039,000	898,000	86%

Long term Liabilities	0	3,461,000	(3,461,000)	-100%

As noted above under the heading “Additional Funding” and as also noted below under this heading, our current cash resources are extremely limited.

We have been in the development stage since inception. As of September 30, 2013, we had cash of approximately $6,000 and other current assets of approximately $103,000, consisting of accounts receivable and prepaid expenses, and total assets of approximately $226,000. As of September 30, 2013, we had current liabilities of approximately $1,937,000, consisting of accounts payable, accounts payable to related parties and accrued liabilities. Of this amount, approximately $772,000 represented liabilities that were due to officers and stockholders, an increase of approximately $525,000 from December 31, 2012.  There were no long-term liabilities due to the conversion of those loans to equity at the time of the acquisition of SPHSA.  Shareholders’ deficit was approximately $1,712,000 at September 30, 2013, compared with shareholders’ deficit of approximately $4,075,000 at December 31, 2012.  This change is largely due to the due to the net loss incurred during the period and the conversion of stockholder loans to equity at the time of the acquisition of SPHSA.

For the period from August 24, 2005 (inception) to September 30, 2013, our cash used in our operating activities was approximately $25,392,000.  Cash used in our operating activities for the three months ending September 30, 2013, was approximately $911,000, compared to approximately $1,760,000  for the three months ended September 30, 2012.  Cash used in our operating activities for the nine months ending September 30, 2013, was approximately  $2,616,000 compared to approximately $3,383,000 for the nine months ended September 30, 2012.  Cash used in operating activities during the 2013 periods can be attributed to net losses from operations, offset by an approximately $525,000 increase in unpaid compensation expense and advances due to executive officers of the Company.

We expect to continue to have negative cash flows from operating activities until such time as we fully commercialize our technology.

For the period from August 24, 2005 (inception) to September 30, 2013, our cash flow used in investing activities was approximately $911,000. These cash flows have largely been provided during the period since inception through purchases of our Common Stock. During the past twelve months, two institutional investors have purchased our shares, but those investors no longer have any obligations to purchase our shares. During the nine months ended September 30, 2013, Regency Capital Corporation has purchased 1,199,500 shares of the 2,087,318 shares that we have sold to investors during that period. During the month of October 2013, Regency purchased an additional 600,000 shares of our Common Stock at a cash purchase price of $1.00 per share. Regency is an affiliate of XOptics (PTC) Ltd., a British Virgin Islands corporation, which holds 19,800,000 shares of our Non-Voting Convertible Preferred Stock, after giving effect to the most recent conversion on October 22, 2013. We believe that the ability of Regency to provide financing to us by purchasing additional shares may be limited, and we are not relying on Regency to provide significant amounts of additional financing to us. Similarly, although another existing stockholder purchased 100,000 shares from us for $100,000 during the third quarter, we cannot be certain that the stockholder will purchase additional shares from us at the price that we have offered. We continue to discuss and negotiate financing transactions with others of our shareholders but cannot be certain that we can conclude financing transactions with them or, if completed, that our shareholders will perform their obligations to purchase shares from us.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and, as such, we will require debt or equity financing.  We are pursuing a number of prospective sources that include the sale of equity to allow us to meet our commercialization targets.  We face certain financial obstacles to attracting new financing due to our historical and current record of net losses and working capital deficits.  Therefore, despite our efforts, we can provide no assurances that we will be able to obtain the financing required to meet our stated objectives or even to continue our business as a going concern.

We do not expect to pay cash dividends in the foreseeable future.

We have a defined stock option plan and contractual commitments with all of our officers and directors.

We plan to increase the number of employees to meet the anticipated demand on wider commercialization for our technology.

Off Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements.

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

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures and as a result of the material weaknesses discussed below, management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2013, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Shares Issued under Previously Reported Agreements

During the third quarter, we issued:

•	50,000 shares of our Common Stock to Trinity Asset Management Inc. under the share purchase agreement disclosed in our Current Report on Form 8-K filed on May 29, 2013;

•	100,000 shares of our Common Stock to MinAurum Ltd., under the share purchase agreement disclosed in our Current Report on Form 8-K filed on September 5, 2013; and

•	661,500 shares of our Common Stock to Regency Capital Corporation, under the share purchase agreement disclosed in our Current Report on Form 8-K filed on September 5, 2013

Other Shares Issued

On September 1, 2013 we issued 60,000 shares of our Common Stock to ProActive Capital Group LLC (“ProActive”), an investor relation firm, with whom we entered into a consulting agreement, dated April 1, 2013, which we amended on August 26, 2013. The certificate representing the shares issued to ProActive bears a legend restricting its transferability. On the basis of the facts surrounding the issuance of our shares to ProActive, we believe that the issuance was exempt from the registration requirements of the Securities Act under the exemption provided by Section 4(a)(2) of the Securities Act.

Shares Issued on Conversion of Preferred Stock

On September 3, 2013, we issued 1,254,816 shares of our Common Stock to XOptics (PTC) Ltd., a British Virgin Islands corporation, upon the conversion of 1,254,816 shares of our Non-Voting Convertible Preferred Shares.  The conversion was made under the terms and condition of the preferred shares.  The issuances of shares to XOptics (PTC) Ltd. was exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof as a transaction not involving a public offering.  The issuance was also exempt from registration under Regulation S, as XOptics (PTC) Ltd. is not a “U.S. Person” as defined in that regulation.  The certificate evidencing the shares of our Common Stock that we have issued to XOptics (PTC) Ltd. bears a legend restricting its transferability until the shares have been sold as part of a registered public offering.

Other than as set forth above, there were no unregistered sales of equity securities during the quarter.

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

101 The following materials from SurePure, Inc. Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2013 and 2012, and for the Cumulative Period from August 24, 2005 (inception) to September 30, 2013, (iii) Unaudited Consolidated Statement of Comprehensive Income for the three months and nine months ended September 30, 2013 (iv) Unaudited Consolidated Statements of Stockholders' Deficit for the nine months ended September 30, 2013, (vi) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and for the Cumulative Period from August 24, 2005 (inception) to September 30, 2013 and (vi) Notes to the Unaudited Consolidated Financial Statements.**

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

SurePure,, Inc.

Date: November 12, 2013	By:	/s/ Guy Kebble
		Name:	Guy Kebble

		Title:	President and Chief Executive Officer

(Principal Executive Officer)

Date: November 12, 2013	By:	/s/ Stephen M. Robinson
		Name:	Stephen M. Robinson

		Title:	Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from SurePure, Inc. Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2013 and 2012, and for the Cumulative Period from August 24, 2005 (inception) to September 30, 2013, (iii) Unaudited Consolidated Statement of Comprehensive Income for the three months and nine months ended September 30, 2013 (iv) Unaudited Consolidated Statements of Stockholders' Deficit for the nine months ended September 30, 2013, (vi) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and for the Cumulative Period from August 24, 2005 (inception) to September 30, 2013 and (vi) Notes to the Unaudited Consolidated Financial Statements.**

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

