Form 10-K
period 2013-12-31
SurePure, Inc.
filed 2014-03-28
CIK 1452176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

(Mark One)

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer	☑ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $9,967,400

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of March 27, 2014 was 42,612,258.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SUREPURE, INC.

Cautionary Note Regarding Forward-Looking Statements

Certain statements included in this annual report on Form 10-K, other than statements of historical fact, are forward-looking statements (as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act, and the regulations promulgated thereunder), which are intended to be covered by the safe harbors created thereby.  Forward-looking statements contained in this annual report on Form 10-K can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions “may,” “could,” “should,” etc.  In addition, statements that contemplate or make assumptions about actual or potential future sales, market size, collaborations, and trends or operating results also constitute forward-looking statements.  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of our management and on information available at the time these statements and disclosures were prepared.  Forward-looking statements include, but are not limited to:

•	the availability, if any, of equity or debt financing to us, our access to operating capital and the period of time after the date of this annual report on Form 10-K for which the proceeds from private financings will enable us to fund our operations and other costs and expenses; and
•	the rate at which the Company’s proprietary technology is commercialized and generates significant revenues.

In addition to these risks and those identified under “Item 1A. Risk Factors,” many important factors affect our ability to achieve our plans and objectives and to successfully develop and commercialize our technology and the products that utilize it, including our ability:

•	to obtain funds to operate our business and pay other expenses;
•	to enforce our patents against infringers;
•	to demonstrate the safety and effectiveness of our technology in the purification of liquids;
•	to meet applicable regulatory standards and receive required regulatory approvals;
•	to manufacture and distribute Turbulator systems in commercial quantities at reasonable costs; and
•	to compete successfully against other products and to market products in a profitable manner.

Therefore, current and prospective stockholders are cautioned that there can be no assurance that the forward-looking statements included in this annual report on Form 10-K will prove to be accurate.  In light of the significant uncertainties inherent to the forward-looking statements included in this annual report on Form 10-K, the inclusion of such information should not be regarded as a representation or warranty by the Company or any other person that the objectives and plans of the Company will be achieved in any specified time frame, if at all.  Except to the extent required by applicable laws or rules, the Company does not undertake any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements.

CERTAIN TERMS USED IN THIS REPORT

As used in this annual report on Form 10-K, unless the context otherwise requires, “SurePure,” the “Company,” “we,” “us” and “our” refer to SurePure, Inc., a Nevada corporation, as well as its subsidiaries, SurePure Investment Holding AG, a Swiss corporation, SurePure Operations AG, a Swiss corporation, SurePure Participations, AG, a Swiss Corporation, and SurePure Latin America—Maquinas de Purificação U.V.C. LTDA, a Brazilian private company, and also refer to SurePure Holdings South Africa (Pty) Ltd. and SurePure Marketing South Africa  (Pty) Ltd., both of which are private South African companies.

The following names refer to the following entities:

“SPI”	means SurePure Investment Holding AG, a Swiss corporation that serves as the holding company and contains our international administrative and financial functions;

“SPO”	means SurePure Operations AG, a Swiss corporation that is our principal operating business and holds all of our patents other than the patent issued in South Africa;

“SPLAM”	means SurePure Latin America—Maquinas de Purificação U.V.C. LTDA, a Brazilian private company that commercializes our technology in Latin America;

“SPP”	means SurePure Participations AG, a Swiss corporation, a company formed by XOptics to hold certain shares of SPI;

“SPHSA”	means SurePure Holdings South Africa (Pty) Ltd., a South African private company that serves as the holding company for SPMSA and owns the patent issued in South Africa; and

“SPMSA”
means SurePure Marketing South Africa (Pty) Ltd., a South African private company that commercializes our technology in South Africa and contains the administrative and financial functions of our business in South Africa.

We use other defined terms throughout this annual report on Form 10-K, including the following:

•	“Commission” means the U.S. Securities and Exchange Commission;

•	“Exchange Act” means the U.S. Securities Exchange Act of 1934, as amended;

•	“Nonvoting Convertible Preferred Stock” means our Nonvoting Convertible Preferred Stock, par value $.01 per share;

•	“Regency” means Regency Capital Corporation, a company formed under the laws of the Turks and Caicos Islands;

•	“Securities Act” means the U.S. Securities Act of 1933, as amended;

•	“Share Exchange” means the exchange of shares of SPI for shares of our common stock, which occurred on December 12, 2012, under the terms and conditions of the Share Exchange Agreement;

•	“Share Exchange Agreement” means the Amended and Restated Share Exchange Agreement that we entered into on December 12, 2012, under which we are obligated to issue shares of our common stock to the shareholders of SPI;

•	“SurePure Photopurification Technology” means our proprietary Turbulator systems for liquid photopurification technology;

•	Our “Technology” has the same meaning as “SurePure Photopurification Technology”;

•	“Trinity” means Trinity Asset Management Ltd. of Cape Town, South Africa; and

•	“XOptics” means XOptics (PTC), Ltd., a private company formed under the laws of the British Virgin Islands.

All references in this annual report on Form 10-K to “$” shall be to U.S. Dollars. All references in this annual report on Form 10-K to “CHF” shall be to Swiss Francs.   All references in this annual report on Form 10-K to “ZAR” shall be to South African Rands.

Rounding

Certain figures included in this annual report on Form 10-K have been rounded for ease of presentation. Percentage figures included in this annual report on Form 10-K have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, certain percentage amounts in this annual report on Form 10-K may vary from those obtained by performing the same calculations using the figures in our financial statements. Certain other amounts that appear in this annual report on Form 10-K may not sum due to rounding.

Item 1.  Description of the Business

Overview

The Company designs, manufactures, markets, sells or licenses and maintains its proprietary Turbulator systems for innovative liquid photopurification technology in the global marketplace (“SurePure Photopurification Technology” or our “Technology”).  We have been engaged in these activities since 2005.  Our Technology uses Ultraviolet (“UV”) light in the C band (“UVC”) to process, preserve and sustain the natural quality of food and beverage products, such as dairy products, fruit juice and concentrates, sugar syrup bases and alcoholic beverages.  In addition to beverage products, our SurePure Photopurification Technology can also be used to reduce the microbial loads in turbid liquids with industrial applications, such as diesel, bio-ethanol and ship bilge, as well as pharmaceutical applications such as eye preparations and saline drips.

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

It is our goal to secure approval for our Technology in 2014 and 2015 in those markets where approval is a precondition for the commercial implementation, as well as to market and distribute our SurePure Photopurification Technology on a worldwide basis. After concluding research and successfully testing at various research institutions during the past several years, we are seeking approval from the FDA and EU Novel Food Clearance for use of the SurePure Photopurification Technology as an adjunct to and in certain cases as an alternative for, pasteurization in dairy applications and from the International Organisation of Vine and Wine for the purification of wine.  We are simultaneously increasing the general awareness of our Technology through demonstrations at trade shows and exhibitions of our Technology to selected customers who are successfully running internal tests.

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

Our Product

We provide our Technology, the Turbulator, to commercial clients for use in their plants.  The Turbulator is a mechanical tube system within a double-walled stainless steel cylinder that creates turbulation in the fluid, moves the liquid to be purified in spiral flows over the source of the UVC at a specified distance from the source which maximizes the efficacy of the UVC waves, and ensures that all the liquid is exposed to the UVC source.  Existing laminar flow systems, in which the liquid passes across a light source in sheets, do not allow for the sustained, controlled exposure that is necessary for effective purification, particularly for turbid liquids.  The Turbulator system can be installed in parallel or series, resulting in a system that uses multiple lamps, with a modular approach enabling the treatment of a number of liquids requiring varying levels of exposure and flow rates.  The proprietary design of the Turbulator is based on an internal lamp which is inserted into a quartz sleeve which in turn is placed inside a metal housing.  Because of the proximity of the light source to the target liquid within the housing, there is a very high level of energy transfer to individual micro-organisms within the target liquid.  The Turbulator system includes a data recording component which records quality assurance and other critical data relating to its operation.

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

The principal benefit of our SurePure Photopurification Technology is that it purifies liquids by inactivating pathogens without the use of heat energy.  Because of the proprietary characteristics of the Turbulator system that control the flow of liquid over the UVC source, the Technology has been effective on all pathogens for which we have performed tests, including those that we believe are resistant to heat.  In addition, we believe that our product has other benefits as well:

•	Because our Turbulator systems do not rely on the generation of heat or other intense energy to perform purification, they consume substantially less power and therefore lead to less power-related expense, both in terms of power inputs and cooling needs;
•	Because our Turbulator systems require substantially less power than conventional means of heat-based purification, they substantially reduce the carbon footprint of the process;
•	Because the liquids that have been purified have not been subject to significant change in temperature, the quality of the end product remains intact;
•	For most liquids treated by our Technology, shelf life improves because we have inactivated the microbes and spores that result in spoilage;
•	Because our Turbulator systems are effective in destroying pathogens, the need to use preservatives in the liquid product that has been treated is substantially reduced;
•	Because our Turbulator systems effectively purify liquids used in industrial processes for washing and rinsing, among other purposes, those liquids can then be reused, which substantially reduces water consumption and the need to dispose of waste products; and
•	Because our Technology does not rely on heat, our Turbulator systems can possibly create new products in situations in which the application of heat has been a limiting factor in their purification.

Approximately 400 Turbulator systems, including test systems have been installed since our inception in 2005 and are in operation in the following locations: the United States, Europe, South America and South Africa.  Each installed Turbulator system is comprised of one to 40 separate Turbulators. We continue to evaluate the performance of our Turbulator systems.  As we gain customer feedback, we incorporate it into the design of new Turbulator installations.

In certain geographic markets and for applications to certain liquids, we have not obtained or are not required to obtain governmental approvals for the sale or distribution of our Turbulator products.  Accordingly, we or our distributors can market our Technology at the present time.  In those markets and for those applications where governmental or similar approvals are required, our timelines for market entry are estimated to be between one and three years.  See “—Regulation.” Rather, our principal task is to fund research by credible and competent third parties that will generate the scientific data that underpin our requests for clearance and that will convincingly demonstrate the efficacy, as well as what we believe to be the advantages of, our Technology.  We believe that the aggregate cost of these reports will be approximately $250,000 over a period of 2014 and 2015.

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

Our Competitive Strengths

Based on our proprietary patented Turbid Fluid Photopurification Technology, we are attempting to become an industry leader in the liquids purification and treatment industry. We believe our competitive strengths include the following:

•	Although UV light has long been used as a surface sterilizer and has been successfully applied to clear water, we have developed the first product that processes opaque or turbid liquids using UV light:

▪	Our patented Turbulator design increases the liquid’s exposure to UVC, enabling greater efficacy and consistency in purification;
▪	The turbulent flow of the liquid over the UVC source for an extended period at controlled distances from the source ensures a non-fouling, self-cleaning system; and
▪	The multiple-lamp system used in the Turbulator system provides greater flexibility;

•	The Technology is an alternative to comparable heat - or chemical-based processes and has a greater microbiological efficacy than conventional, laminar-flow UV systems in turbid liquid applications; and
•	The Turbulator uses a low maintenance, non-fouling technology that offers significant process and energy savings.

The principal commercial benefits of our Technology and the systems that incorporate it include:

•	an effective alternative to pasteurization;
•	replacement of chemical and other preservatives;
•	significant savings of energy and water;
•	extended shelf life of treated products;
•	preservation of the taste, smell and look of the raw materials or finished products; and
•	delivery of replicable, predictable germicidal efficacy.

Notwithstanding the above advantages of our product, we nonetheless encounter and therefore must overcome serious challenges to further adoption and implementation of our Technology.  As is the case with any business that seeks to replace an existing conventional modality , such as purification heat or preservatives, we have the burden of persuading customers and others of the superiority of the results that we produce and the value to our customers of the return on their investment in our technology.  In applications, such as industrial application, where there is no regulatory involvement, we rely on various “cost/benefit” analyses to substantiate the case for acquiring and installing our system.  In applications, such as dairy or foods, where there is regulatory involvement, we must demonstrate to the regulators that our Technology and its use of UVC either fits within the scope and application of existing rules and regulations, or, more often, we must persuade the regulators, by evidence they deem to be satisfactory, that they can amend or vary their regulations so that customers can employ our Technology.  In many circumstances in which our technology is regulated, we prefer to present initially our Technology, as an adjunct to, and not as a replacement of, existing purification technologies.  Although we believe that adjunct use will eventually lead to replacement, we do not yet have an established track record in this respect.

Sales

We have focused our sales efforts on “early adopter” global clients with multiple processing plants who have a substantial market share in their industries. Most of our sales activity takes place within our subsidiary SPO, as that company owns and administers all of our patents other than the South African patent.  Most of our current sales arrangements are through SPO. Currently, we generate minimal revenues under a few existing customer agreements.

To date, we have focused on the brewing industry and its need to purify liquid inputs into its final products, such as simple sugar syrup, as well as producers of fruit juice and wine.  For example, we have focused on the brewing industry in emerging economies because we believe that these economies exhibit favorable opportunities for growth in demand for our perspective clients’ products.  In 2009, we sold a Turbulator system to a facility a major international brewer located in South Africa.  Depending on regulatory developments (see “—Regulation”), we will target businesses that both produce and use liquids in their production processes and require the highest levels of purification of those liquids. The customers that we serve in one particular geographic market may not be the same type of customers that we serve in another geographic market, as we expect to continue to be opportunistic with respect to sales and market penetration.

We anticipate expanding our network of distributors, and in certain areas, we expect to grow our own direct sales force. To date, we have selected distributors by type of liquid and by geographic region.  Currently, we are represented by approximately eight distributors, two of which are based in Africa. Putting into place a distribution network requires that we identify the appropriate players to serve the specific industries in which our end users operate, that we provide them with that equipment and training that enables them to both demonstrate and explain the advantages of our Technology and that we design our Turbulator systems so that they are a compelling offering that permits our distributors to effectively utilize their resources in placing our products. The customer sales cycle is long for any new technology and our distributors may face resistance as a result of the historical investment that customers have made in existing facilities. See “Item 1A. Risk Factors—We do not have an expansive or well developed distribution network.”

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

As of the date of this annual report on Form 10-K, we have three existing customer agreements, which generate a non-material amount of revenue.  These agreements consist of (i) a license by us of a Turbulator system to a U.S.-based manufacturer of equipment used to sterilize milk and milk components used in the feeding of calves, which expires in April 2018, (ii) a sale of a Turbulator system to a food producer in Turkey and (iii) a sale of a Turbulator system to a producer of food ingredients in France.

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

We are currently in discussions with a number of prospective customers, but cannot predict whether we will be able to enter into revenue-generating contracts with customers during 2014.  Our sales cycle is long and often requires negotiation with multiple levels and groups within a customer.  Therefore, we cannot be certain of the timing of these contracts and the amount of revenues to be generated either on a period-by-period basis or over the life of the contract.  See “Item 1A. Risk Factors—We face significant obstacles to the commercialization of SurePure Photopurification Technology and our Turbulator systems.”

Marketing

We primarily utilize public relations, trade shows and customer trials to convert awareness into interest and purchase.  Because our financial resources are limited, however, we may not be able to utilize any of these methods to the extent where they provide benefits to us.

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

Our technology was developed in South Africa.  Since our management team is familiar with the dairy, fruit juice and wine industries in South Africa, we initially focused on the South African market. During the last five years, however, we have been working with customers in the United States, the United Kingdom and the European Union, as well as Australia, New Zealand, South America and Canada.  We also continue to explore emerging economies, such as India, and during 2012 entered into an agreement with a distributor for our equipment in India.

Regulatory Matters

The application of our SurePure Photopurification Technology to purify or disinfect milk, other dairy products, wine and juice generally requires that we take various steps to obtain regulatory clearances in each of the jurisdictions in which we plan to market our Technology.  The compliance measures that we are required to take differ based on whether we are seeking to have the Technology sold as an adjunct to pasteurization or as an alternative to pasteurization, the latter having a higher standard for clearance.  Other uses of our Technology—industrial uses, for example—do not require compliance with regulations governing food or dairy products.  We are pursuing compliance efforts principally in the United States of America, the European Union and the Republic of South Africa, but our efforts in this respect may be impaired by our inability to pay our consultants who are providing some or all of these efforts.

United States of America

In 2001, the FDA amended its regulations to permit the use of UVC to purify water and certain fruit juices, as long as certain performance characteristics are complied with.  With regard to milk and other dairy products in the USA, we plan to market our Technology first as an adjunct to pasteurization.  Specifically, we are applying to treat raw milk, which is milk prior to any pasteurization or any other similar process.  Although we have not committed to doing so, we plan to pursue clearance from the FDA as an alternative to thermal pasteurization in the future.  The timeline for this process may be as long as four to six years and will likely require that we devote additional resources to fund the necessary testing.

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

European Union

In the European Union, before our Technology can be used commercially with respect to foods, food ingredients and beverages, it must receive clearance under Regulation (EC) No. 258/97 of the European Parliament and of the Council of 27 January 1997 Concerning Novel Foods and Novel Food Ingredients.  The application pertaining to our Technology has been submitted by a member company of the EU dairy industry that is a customer of ours.  The matter is being reviewed by the Novel Foods, Additives and Supplements branch of the EU’s Food Standards Agency.  In the application regarding our Technology, our customer has claimed that its use significantly increases the levels of Vitamin D in milk and extends the shelf life of dairy foods.  The purpose of the EU Novel Foods review is to determine whether the use of our Technology presents a danger to the consumer, misleads the consumer or results in dairy products that are nutritionally disadvantageous to the consumer.  The EU process requires the party who will be distributing the product to submit a request to an individual member state of the EU (the “Member State”), which, in our case, is the United Kingdom.  The Member State designates an official committee to review the application, which determines whether additional assessment is required.  At the same time, the request to distribute the novel food is forwarded to the European Commission.  We understand that the initial assessment of the application should be completed within three months of the initial request to the Member State, not counting any time required to complete the submission if it is deemed incomplete in some respect.  If the official committee requests additional assessment or if there are objections from other Member States, the Commission then asks the European Food Safety Authority to render an opinion.  When the opinion is rendered, the Commission and the Standing Committee of the Food Chain and Animal Health make their decision.  We understand that the entire process is unlikely to take less than one year from submission of the request, unless the initial report of the Member State does not require additional assessment.  At this time, we do not know whether additional assessment will be required.  One of our customers has submitted a request to the Food Safety Authority in the United Kingdom. We anticipate that the earliest time at which we may receive the necessary approval is during 2014.

Republic of South Africa

In South Africa, we are engaged in a process to draft or amend a series of regulations of the Ministry of Health that apply to various foods and foodstuffs.  In May 2012 we filed an application to amend certain regulations relating to Milk and Dairy Products GN R1555 of 21 November 1998 applicable to milk and dairy products, wine, fruit juice and other microbiologically sensitive liquids to permit our Product to be used as an alternative to pasteurization.  In the case of certain regulations, draft regulations have been published for comment in the government’s official publication.  In other cases, publication of the regulations may not occur until we have responded to requests for further information from the government’s Directorate: Food Control, including information that relates to the disposition of applications that we have submitted in the US and the EU.  The Directorate of Food Control, Department of Health is not prepared to make an application to the Minister of Health to amend the regulation until such time that we have received either FDA or Novel Food Approval.  In addition, the Directorate has advised us that the Agricultural Products Standards Act will have to be amended to conform with any amendments to South Africa’s regulations relating to milk and dairy products.  The Directorate has further advised that, due to constraints in its human resource capacity, it has requested the Dairy Standards Agency of South Africa to assist. We understand that the Dairy Standards Agency has committed to request a scientific review of our Technology and other similar technologies, beginning in 2014 and lasting six months. If the results of the scientific review are favorable, the process for amending the regulations may not be complete until late 2015 at the earliest.

Competition

Generally, we compete with a number of engineered services businesses who design and, in some cases, install purification systems for beverages, dairies, wineries and other manufacturers or processors of beverages.  We also compete with those businesses that manufacture the systems that are used to pasteurize or otherwise purify beverages and other liquids.  Both the service providers and manufacturers with which we compete generally are private companies, although a number are associated with large international conglomerates.

We believe that the principal competitive factors in our industry that create barriers to entry include, but are not limited to, reliability, effectiveness of technology to achieve requisite levels of purification, reputation, availability of resources and regulatory compliance for certain applications.  Our limited financial resources and lack of a clear financial future may also be factors that make it difficult for us to compete in this marketplace.

We believe that any current thermal or chemical preservative process for liquids is a direct competitor to our business.  Other developing processes, such as ultrasound, high-pressure or sterile filtration, are also a source of competitive threat.

Our strategy for dealing with our competition is to gain commercial acceptance of our Technology by pursuing those applications, such as dairy, that have rigorous regulatory standards that must be met, and at the same time work with large international businesses to receive their backing for our Technology.  We also focus our efforts to gain acceptance in emerging growth economies where we believe that our Technology has competitive advantages, such as requiring the use of less power than other means of purification and where there are a large number of “Greenfield” installations for our Technology.

Intellectual Property

Our patented Turbid Fluid Photopurification Technology is protected by patents which have been granted in 66 countries, including South Africa, United States, China, Japan, Australia and the countries of the European Union.  A predecessor entity to SPHSA applied for our patents in October 2000.  Each of the patents is based on the same international patent application and relates to the same invention.  The patents will expire beginning on October 12, 2020.  Our United States patent was granted on July 12, 2005 and will expire on October 12, 2020.  Patent applications for our invention remain outstanding in Brazil.

The applications for these patents were examined independently by each of the patent offices where patent applications were filed, and each of the examiners in the various countries conducted an independent international novelty search for related published technology and then assessed whether or not the invention was new and inventive and thus qualified for a patent.  Each examiner decided independently at the end of his examination that a patent should be granted.  Accordingly, we believe that it is unlikely that a third party could successfully challenge the validity of any of our patents, and we further believe that our patents are enforceable with respect to the claims that they describe.  The costs of enforcing a patent against an alleged infringer vary significantly from the relatively minor cost of sending a simple cease-and-desist letter which could result in cessation of the infringement, to the significant cost of bringing and maintaining a full patent infringement action.  We believe that a third party may be infringing our Brazilian patent right and using our trade secrets in Brazil and that another third party may be infringing our patent rights in the United Kingdom.  We have engaged counsel to advise us of our rights in this matter and whether we have an effective remedy available to us.  See “Item 1A.  Risk Factors—We rely heavily upon our patents and other intellectual property.”

We plan to continue to develop our Technology with a view to applying for further patents.

We also own the registered trademark “SurePure” in various formats in South Africa.  We have filed trademark applications for “Turbulator” in the United States, South Africa, Switzerland and the EU.

Research

We have contracted for and funded research efforts regarding the use of UVC as employed by our SurePure Photopurification Technology in the purification of liquids generally, and foods and beverages in particular, at academic institutions throughout the world.  Generally, we have commissioned research in areas such as flow dynamics, biochemistry and microbiology.  We, and in one or two cases, our customers, have provided funding for the studies, which generally covered both direct costs as well as overhead, and we also have provided our equipment to the institutions.  In certain cases, we have provided annual grants to academic institutions to study the effects of UVC energy on foods and beverages.  The academic institutions that we contracted to perform studies of our Technology or that received grants from us include:

➢	University of Wisconsin – Madison, Wisconsin, United States of America

➢	Cornell University – Ithaca, New York, United States of America

➢	Queens College – Belfast, Northern Ireland

➢	Illinois Institute of Technology, Illinois, United States of America

➢	Campdens BRI – Gloucestershire, United Kingdom

➢	University of Birmingham – Birmingham, United Kingdom

➢	University of Stellenbosch – Stellenbosch , South Africa

➢	University of the Western Cape – South Africa

➢	Cape Peninsula University of Technology – Cape Town, South Africa

➢	IFV – Bordeaux, France

By way of example, results of studies conducted at these institutions include the following:

o
A 2011 published study that explains the effects of UVC radiation on microorganisms found in grape juice and wine products which found that our Technology “clearly indicated significant germicidal effect against the wine specific microorganisms; therefore, UVC radiation may stabilize grape juice and wine microbiologically in conjunction with reduced sodium dioxide levels” and that UVC radiation effectively inactivates wine-associated microorganisms such as Brettanomyces, Saccharomyces, Acetobacter, Lactrobacillus, Pediococcus and Oenococcus.

o
A 2010 unpublished study of the use of our Technology to produce grape juice and wine that is free of microorganisms that found that using the UVC treatment on grape juice and wine samples in five different wineries could provide wine significantly free of microorganisms (i.e., to the extent of less than 1 colony-forming unit per milliliter).

o	A 2012 published study that examined the use of UVC light to inactivate microorganisms that found a 100% improvement in predicted microbial elimination due to the novel swirl design of our Turbulator.

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

Employees

As of December 31, 2013, we employed 14 people directly, 12 of whom are based at our operational headquarters near Cape Town, South Africa. We continue to utilize the services of key academic and professional consultants in the areas of microbiology, biochemistry process engineering and manufacturing to enable us to grow the business and service our customer base on a global basis.

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

Risks Relating to our Business, Financial Condition and Corporate Structure

We have a history of significant operating losses for the past eight years and these losses may continue in the future.

We have incurred net losses of approximately $31,227,000 for the period from inception through December 31 2013. We have been without significant revenue since inception, and our current agreements provide relatively limited amounts of sales and royalty income. Our historical losses are expected to continue into the future unless we are able to generate significant amounts of revenue in our business. Our history of significant operating losses has also made it difficult for us to raise additional working capital.

We require immediate capital to fund our operations, and we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations or to liquidate our business.

We have significant working capital needs, including approximately $120,000 of U.S. and foreign taxes. Our management team has worked without receiving cash compensation for as much as 15 months and the total accrued compensation and related expense reimbursements owed to them is approximately $725,000. We have other current liabilities of approximately $816,000. If we are unable to secure adequate financing on reasonable terms, or on any terms, we may not be able to pay these or other operating expenses and to continue to operate our business. There is no assurance that financing will be available to us, in which case we may be compelled to wind down or liquidate our business.

Even if we do find a source of capital, we may not be able to negotiate terms and conditions for receiving the capital that are acceptable to us or our shareholders. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to the units. We cannot provide any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

Even if we obtain capital to fund our operations, the capital may not be sufficient to fund our strategies on which the potential growth of our business is premised.

Even if we raise capital to fund our day-to-day operations, that capital may not be sufficient to enable us to execute the strategies that we have formulated for our growth. In connection with our growth strategies, we will likely experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competitors; (iii) the level of our investment in research development; and (iv) our need to obtain certain regulatory approvals. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

Our efforts to raise capital, if successful, will subject us to ongoing costs and expenses.

Each of our efforts to raise working capital, when successful, has required that we enter into obligations to register for resale with the Commission the securities purchased by our investors. Because our trading price is low, the aggregate market value of the shares of our Common Stock held by shareholders other than our affiliates is less than $75,000,000 and, accordingly, we are not able to take advantage of those forms and procedures of the Commission that allow us to incorporate by reference filings that we have made. As a result, our registration process is more expensive and time-consuming than it may be for other companies that can register their shares more efficiently.

Since March 2013 we have not been able to raise equity capital from persons other than existing shareholders. We cannot predict whether existing shareholders will continue to fund our business in the absence of commercial results or otherwise.

Between September 2012 and March 2013, two institutional investors, Trinity and RD Active Limited of London, United Kingdom (“RD Active”) have purchased our shares. As of December 31, 2013, an affiliate of Trinity had the obligation to purchase 900,000 shares of our Common Stock by March 25, 2014. Prior to March 25, 2014, that affiliate purchased only 184,825 shares of our Common Stock. As of the date of this annual report on Form10-K, no other institutional investors currently are obligated to purchase any of our shares.

During the last three quarters of 2013 and the first quarter of 2014, we were able to raise equity capital only from persons who are, or are related to, significant shareholders of the Company. During that 12-month period, Regency purchased 2,566,500 shares of the 3,564,143 shares that we sold to investors. During the month of October 2013, Regency purchased 600,000 shares of our Common Stock at a cash purchase price of $1.00 per share. During the months of November and December 2013, Regency purchased 550,000 shares of our Common Stock. During the first three months of 2014, Regency purchased 490,000 shares of our Common Stock at a cash purchase price of $1.00 per share. Regency is an affiliate of XOptics, which holds 17,800,000 shares of our Non-Voting Convertible Preferred Stock, after giving effect to the most recent conversion on March 5, 2014. We believe that Regency has funded its purchases with the proceeds of sales of our shares to Trinity and others. See “Item 13. Certain Relationships and Related Transactions—Transactions with Regency.” Consequently, the ability of Regency to provide additional financing to us by purchasing additional shares may be limited to the extent that it is able to resell shares of our Common Stock to Trinity and receives available funds from those sale transactions. We do not know whether Regency will provide additional financing to us during the remaining three quarters of 2014. Similarly, although another existing shareholder purchased 100,000 shares from us for $100,000 during the third quarter of 2013, we cannot be certain that the shareholder will purchase additional shares from us at the price that we have offered.

In these transactions we have been able to price our shares that we sold directly to Trinity, Trinity’s affiliate, RD Active, Regency and Minaurum at not less than $1.00 per share, which is greater than the prevailing prices at which our shares generally trade in the OTCBB. See “Item 5. Market for Common Equity, Related Stockholder matters and Issuer Purchases of Equity Securities—Market for Common Stock”.

We continue to discuss and negotiate possible financing transactions with our shareholders, but cannot be certain that we can conclude financing transactions with them or, if completed, that our shareholders will perform their obligations to purchase shares from us.

We do not currently have any independent directors on our Board.

As of March 27, 2013, we ceased to have any independent directors. As of the date of this annual report on Form 10-K, we have two members of our board and they both are members of management. Until an independent director becomes a member of our board, all board decisions will be made by these two members. Because we do not have an independent director, our board of directors has no nominating or compensation committees and our audit committee has no members. In addition, without independent directors, the Company does not have any independent oversight or administration of its management and operations. The Company’s decision-making may suffer from the lack of independent directors, since only officers and employees of the Company will make all important decisions regarding the Company. For example, our executive officers, who are also stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its shareholders generally and the controlling officers or directors.

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

The industries in which we intend to commercialize our Technology are characterized by existing processes and technologies that have been used for very long periods, such as pasteurization, filtration and chemical and other preservatives. It is difficult for us as a business with limited resources to displace these existing processes and technologies and to gain acceptance even as an adjunct to the existing processes. In the case of businesses with existing facilities, a change to our Technology may require the abandonment in whole or in part of existing facilities which have been in place for an extended period of time. In the case of businesses about to build or invest in new facilities, we face the challenge of marketing a newer and often lesser-known technology.

In addition, the principal industries that we have targeted—dairy products, juice products, beer, wine and food—are regulated by government agencies or subject to standards promulgated by industry bodies. These agencies and bodies operate under and enforce regulations which often do not permit UVC purification without change in applicable legislation or regulations or both or classify UVC purification as a food additive. As a result, we are not permitted to address the dairy industry in major markets, such as the United States of America, the European Union or South Africa, until the restrictive regulations have been changed to permit the use of our Technology or until our Technology has been approved for use in the dairy industry. The processes that we have undertaken in our attempts to change legislation and other regulation are often prolonged and difficult. See “Item 1. Business—Regulatory Matters.”

In order to address these challenges, we seek to create awareness of the advantages of our Turbulator systems among businesses that have purification requirements in their processes. We also plan to continue our efforts to obtain regulatory and similar approvals where required. At the same time, we plan to keep pace with outside technological developments, to respond to technological developments and to seek out additional industries whose liquid purification needs are not being met adequately or at all. In order to pursue these strategies, we believe we will be required to expend significant amounts to hire or engage and manage those persons with the networks, skills, experience and resources to execute these plans. We believe we must also continue to fund independent research at qualified academic and similar institutions to investigate fully the scientific basis of our Technology. The financial and other resources that we currently have available are not adequate for all of these purposes, and we will require significant additions to enable us to execute these plans. If we are not able to secure additional funding, we may not be able to address these challenges adequately or at all and therefore could be forced to discontinue our business. Were this to occur, our shareholders would not likely receive any significant return, or any return at all, on their investment.

Our SurePure Photopurification Technology may become obsolete.

The ability of UVC to destroy microbes and other pathogens has been known for several years. We believe the principal advantage of our Turbulator systems is that they purify turbid liquids in a more efficient and effective manner as compared to conventional processes. There is no assurance, however, that another business will not discover and commercialize a system that would use UVC or some other energy source in a manner more efficient and/or effective than our Turbulator systems, in which case our Technology might be rendered obsolete. Were this obsolescence to occur, we could encounter significant difficulty in selling or otherwise deploying our systems and could be forced to write off the value of our investment in our Technology. In addition, if we were not able to deploy technology or systems that met the challenge of these developments, we could be forced to discontinue our business. Were this to occur, our shareholders would not likely receive any significant return, or any return at all, on their investment.

We compete with established purification processes with wide market acceptance and installed bases.

Since we acquired the SurePure Photopurification Technology in 2005, we have faced considerable difficulty entering the marketplace. Although we believe that our Technology has considerable advantages over conventional modalities, businesses in the market have made considerable fixed cost investments in the installation of the conventional processes, and the replacement of their installed technology with our Technology would entail added costs in the short-term. The success of our business is likely to depend principally upon our ability to convincingly demonstrate the longer-term technical and cost advantages of our Turbulator systems and secure a reliable base of customers who are willing to install our Technology together with or in replacement of the existing purification technologies. It is possible that, despite our ability to prove our effectiveness and our cost efficiencies across a range of industries, our customers will, because of their reluctance to adopt a new technology, prefer to fully amortize their investment in existing purification systems or, because of simple inertia, remain unwilling to purchase our Turbulator systems or otherwise acquire our Technology.

At the same time, many of the businesses that sell and install the existing processes with which our Technology competes have considerable resources and sophisticated marketing plans and operating distribution networks. These factors have made and may continue to make it difficult for us to compete with these businesses. In addition, many of our potential customers engage and rely on industrial engineering firms to recommend and select purification systems for their facilities. The fact that we are a relatively new business with a newly developed technology and with very limited resources may make it difficult for these engineering firms to recommend our Technology over the existing processes.

In addition, competitors could develop technologies or systems similar to or better than our own, finish development of new technologies in advance of us, or be more successful at marketing new products, any of which factors may hurt our prospects for success.

If we are not able to deal effectively with these competitive factors either directly or by focusing on geographic or industrial markets where these competitive factors are less intense, we may not be able to generate revenues for our business. As a result, without revenues, we may be forced to discontinue or sell our business. Were this to occur, our shareholders would not likely receive any significant return, or any return at all, on their investment.

General economic conditions will affect our operations.

Changes in general domestic and international economic conditions may adversely affect the financial performance of the Company. Factors that may contribute to a change in economic conditions include slow or non-existent GDP growth or recession in developed and/or emerging market economies, volatility, uncertainty or actual or potential downturns in banking and/or financial markets, fluctuations in interest rates, availability of credit, inflation rates or currency exchange rates, labor disputes and political and social unrest or reform. Further, the delayed recovery of the global economy is not conducive to growth, particularly of technology companies with newly commercialized products. Any adverse development in economic conditions, whether in banking or financial markets, or in levels of economic activity generally, could increase our expenses and make it more difficult for us to market and commercialize our Technology.

To date, we have chosen to direct our marketing efforts to markets in emerging economies, which economies may exhibit less stability and predictability than developed economies.

Since we acquired our Technology, we have chosen to devote a considerable amount of our resources to marketing it in South Africa and other emerging economies. We believe that emerging economies tend to offer certain opportunities, such as growing consumer populations, which may lead to the construction of new breweries, dairies and other food and beverage processing facilities. We also believe that it may be easier for the owner or operator of a facility that is about to be built to adopt our Technology than for the owner or operator of an existing facility which already has a purification system installed. Doing business in emerging economies, however, is subject to substantial risks. Among other things, economic conditions in those countries may be volatile. The role of governmental agencies and other regulators may be subject to change without advance notice or without any notice. The plans of our current and potential customers to construct or complete the planned construction of their facilities therefore may change. In addition, perception of risk in any one particular emerging market country or region can heighten the perception of risk in emerging market countries in general, whether among banking or financial markets or otherwise. As a result, the investment that we have made with respect to the projects may not have the return that we anticipated or any return at all.

We do not have an expansive or well-developed distribution network.

To date, we have relied on distributors to sell our Technology on a country-by-country or region-by-region basis without putting into place a coordinated international distribution network. We believe that the establishment and maintenance of an effective worldwide distribution network will require a substantial amount of financing which has not yet been available to us. The lack of an effective worldwide distribution network may place us at a competitive disadvantage to other providers of liquid purification technologies. If we are not able to secure adequate equity or debt financing in the future, we may not be able to create channels of distribution for our systems, and, as a result, our revenues may not increase.

We rely on third parties to manufacture our Turbulator systems and do not have our own manufacturing facilities.

Although our own employees design, assemble and install our Turbulator systems in conjunction with our distributors and customers, we have contracted the manufacturing of the components of our Turbulator systems to third parties. As a result, we do not directly control these components and are subject to risks, including late or non-delivery, defective manufacture by third parties, breakage in transit and insufficient supply. Any of these problems, as well as other problems deriving from outsourced manufacture of components, could lead us to default on our obligations to our customers, which could have adverse financial consequences for us and as well as adverse consequences for our business reputation.

We rely heavily upon our patent and other intellectual property.

We rely on a combination of the counterparts of our issued patent, trade secrets and licenses, and, to a lesser extent, trademarks, together with non-disclosure and confidentiality agreements, to establish and protect proprietary rights to our Technology. See “Item 1. Business—Intellectual Property.” Our success depends, in part, on our ability to obtain additional United States and foreign patent protection for our products, their uses and our processes to preserve our trade secrets and to maintain the patents that we hold. We do not know whether any of the claims in our issued patents or pending applications will provide us with any significant protection against competitive products or otherwise be commercially valuable. Legal standards regarding the validity of patents and the proper scope of their claims are still evolving, and there is no consistent law or policy regarding the valid breadth of claims. Additionally, there may be third-party patents, patent applications and other intellectual property relevant to our products and technology which are not known to us and that block or compete with our products. Since we do business in emerging economies where legal means for effectively addressing infringement of our patent may not be available, we may not be able to prevent infringement or to obtain judicial relief when infringement occurs.

Our limited financial resources impede our ability to assert our patents against infringers and to obtain additional patents. Accordingly, we may not be able to exercise our rights to their full extent. As a result, infringement may have a material and adverse affect on our ability of our SurePure Technology to compete.

We may not be able to effectively manage our growth.

Over the longer term we will seek to achieve considerable future growth in our business. This growth may come from the market acceptance of our Technology, increased licensing and commercialization of our Turbulator systems and expanding applications and markets for our Technology. To achieve growth in an efficient and timely manner, we will have to maintain strict controls over our internal management, technical, accounting, marketing, and research and development functions in all of our companies, both in the United States and elsewhere. We believe that we will continue to employ sufficient quality personnel to manage our anticipated future growth. Should we be unable to successfully manage our anticipated future growth by employing or otherwise engaging personnel and professionals who will maintain these standards, our costs may increase, our growth could be impaired and our ability to operate in existing and new marketplaces may be impaired.

Failure to receive regulatory approval and other governmental action may adversely affect our business.

We have developed our SurePure Photopurification Technology such that it can be used by industries without being subject to prior regulatory approval as well as in those industries where regulatory approval is required. Should our Technology not receive regulatory approval, the applications of our Technology will become limited to those industries where regulatory approval is not required, and our business and financial results would thereby be seriously harmed.

In those markets and industries in which regulatory approval is required, the approval process is frequently long, unpredictable and costly. See “Item 1. Business—Regulatory Matters.” Although we believe that we have accumulated sufficient scientific data to prove that our Technology is both safe and effective, governmental agencies frequently request additional or updated data. To satisfy these requests, we may be required to expend significant amounts and delay our entry into the market place, both of which adversely affect our business. The regulatory standards that we seek to satisfy are in large part subjective, and therefore we cannot be certain that our evidence will be satisfactory in any given case until the regulatory body so determines.

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

In certain jurisdictions, regulatory approval requires that an existing law or regulation be modified. Typically, the existing laws or regulations limit the means by which foods and beverages can be purified to the existing modalities. The modification process requires publication or debate of the intended change. Publication and debate give our competitors and those businesses that have vested interests in maintaining the exclusivity of the existing modalities the opportunity to oppose our efforts to modify the existing limitations. As a result, we may be forced to spend significant resources to counter these efforts, and we may not be successful in doing so. If we are not successful, then we could be prohibited from selling or distributing our Technology in that market. Even if we are successful, we would likely undergo significant delays and expend significant resources, which may impair or prevent us from operating in such markets.

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

Although we have conducted testing programs to identify potential material defects in our Technology and have relied on published, peer-reviewed studies of UVC by independent investigators, these tests and studies may not have detected all potential defects. Any undetected defects could harm our business reputation, diminish our customer base, shrink revenues and expose us to product liability claims. We carry product liability insurance in amounts that we consider to be adequate for the size of our business. However, we cannot assure you that we will have adequate insurance to cover all claims that we may face, and any determination of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

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

We may be unable to attract and retain qualified employees and management personnel necessary for the operation of our business.

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

Our Articles of Incorporation contains a specific provision that eliminates the liability of directors for monetary damages that may be awarded to us and our shareholders; further, we provide indemnification to our directors and officers to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our executive officers. The foregoing indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against our directors and officers, which we may be unable to recover. These provisions and resultant costs may also discourage us from bringing lawsuits against our directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers, even though such actions, if successful, might otherwise benefit us and our shareholders.

We may not have obtained shareholder approval for the transfer of certain of our assets.

As required by the Share Exchange Agreement, on December 12, 2012 we redeemed and then cancelled 23,180,000 outstanding shares of our Common Stock then held by Ratree Yabamrung and Kotchaporn Bousing, two of our officers, directors and shareholders prior to the Share Exchange. We redeemed Ms. Yabamrung’s shares by assigning to her all of our assets and liabilities immediately prior to the closing. We did not obtain the approval of our shareholders for the transaction that we executed with Ms. Yabamrung. Although we believe that shareholder approval may not have been required under Nevada law for the transfer of those assets that were transferred to her, it is possible that persons who were shareholders at the time of the Share Exchange may claim that their approval was required, in which case litigation might follow. Although we believe that there would be meritorious defenses to the claim and that few shareholders would have an incentive to bring such a claim, nevertheless defense of the claim may be difficult, costly and time consuming.

We are controlled by our current officers, directors and principal shareholders.

Our directors and executive officers and their affiliates beneficially own approximately 4.5% of the outstanding shares of our Common Stock. See “Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.” Accordingly, our directors, executive officers and principal shareholders will have substantial influence over, and may have the ability to control, the election of our board of directors and the outcome of issues submitted to a vote of our shareholders. Although our board members and officers owe a fiduciary duty to our shareholders and must act in good faith in a manner they reasonably believe to be in the best interests of our shareholders, as a shareholder such persons are entitled to vote their shares in their own interests, which may not always be in the interests of shareholders generally.

A Third Party Holds More Than 5% of our Common Stock But Has Not Reported its Ownership of the Shares.

We believe that Trinity Asset Management Limited of Cape Town, South Africa (“Trinity”) is the beneficial owner of approximately 7,246,000, or 17.7%, of the shares of our Common Stock as of December 31, 2013, after including as beneficially owned 900,000 shares of our Common Stock referred to under “Certain Relationships and Related Transactions—Transactions with Trinity Asset Management Limited and Affiliates—TAMIL Share Purchase Agreement.” See “Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.” Trinity acquired 3,094,737 of the shares it holds during 2012 and approximately 3,251,200 of the shares we believe that it now holds during 2013. During 2013 Trinity purchased shares of our Common Stock from both us, providing us with working capital, and from our shareholders XOptics and Regency. See “—Since March 2013 we have not been able to raise equity capital from persons other than existing shareholders. We cannot predict whether existing shareholders will continue to fund our business in the absence of commercial results or otherwise.” Although our agreements with Trinity require that it comply with the provisions of the Exchange Act and the regulations promulgated under that statute that appear to require Trinity to disclose its beneficial ownership of its shares by making certain filings with the Commission, Trinity has not yet done so. As a result, our shareholders may not know or be able to learn of changes in Trinity’s ownership of shares of our Common Stock. We are also not able to predict whether Trinity will comply with applicable laws and with its obligations to us under the agreements that we have entered into with it. For additional information about our agreements with Trinity, see “Item 13. Certain Relationships and Related Transactions—Transactions with Trinity Asset Management Limited and Affiliates.”

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

If a more active market for our shares should develop, the price of shares of our Common Stock may be highly volatile. Because there may be a low price for shares of our Common Stock, many brokerage firms may not be willing to effect transactions in our securities. Even if an investor finds a broker willing to effect a transaction in the shares of our Common Stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price.

Our shares may lose their status as “DTC-Eligible.”

Shares of our Common Stock became “DTC-eligible” during the first quarter of 2013. This means that our shares can be electronically transferred between brokerage accounts. It is, however, possible that DTC could in the future change the status of our shares to other than “DTC-eligible” or otherwise subject our shares to a limited status which DTC references as a “chill.” Were either or both of these events to occur, our shares would not be able to be electronically transferred between brokerage accounts and the transfer process would therefore become manual. Manual processing may take several days and is not a favored option for companies such as us that rely on broker dealers for stock transactions. If we were to lose DTC-eligibility, our shares may not be able to trade with any volume.

We cannot assure our shareholders that an active market for shares of our Common Stock can be sustained.

We cannot assure our shareholders that an active trading market for our Common Stock can be sustained. A shareholder may find it difficult to dispose of shares or obtain accurate quotations as to the market value of our shares on the OTCBB. Securities quoted on the OTCBB may be subject to a Commission rule that imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, this rule may deter broker-dealers from recommending or selling such securities, which may further limit the liquidity of our shares. If applicable, this rule could also make it more difficult for us to raise additional capital.

Sales by our major shareholders under Rule 144, Regulation S or another exemption from the Securities Act, or pursuant to a registration of our shares, may depress the price of our Common Stock.

As of the date of this annual report on Form 10-K, our stockholder XOptics holds 17,800,000 shares of our Nonvoting Convertible Preferred Stock. Those shares are convertible into 17,800,000 shares of our Common Stock on a 1-to-1 basis under certain terms and conditions, including upon any sale to a third party purchaser. Any shares of Common Stock that are issued to XOptics upon conversion of its shares will be restricted securities unless the shares are first registered prior to their resale.

XOptics is able to sell, or convert and then sell, the 17,800,000 shares of our Nonvoting Convertible Preferred Shares that it holds under Rule 144 under the Securities Act, which permits XOptics to resell, subject to various terms and conditions, its restricted securities. In addition, because XOptics is not a “U.S. person,” as defined in Regulation S under the Securities Act, it may be able to sell shares of our Nonvoting Convertible Preferred, or convert those shares and then sell the conversion shares, in offshore transactions.

Similarly, our other major shareholders—Trinity, Regency and RD Active—are not “U.S. persons” and have sold and may continue to sell our restricted securities outside of the United States at prices that are below the prices quoted on the OTCBB.

Any sale of a substantial number of shares at one time or from time to time may depress or limit the market price of our shares. Moreover, because these sales could occur in the future, the anticipated effect of the shares becoming available in the market through future sales, also known as overhang, could reduce the trading price of shares of our Common Stock.

Our efforts to raise capital, if successful, will subject our shareholders to dilution.

We require immediate capital to fund our operations, as described under “—We require immediate capital to fund our operations, and we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations or to liquidate our business.” Our efforts to raise capital have resulted in multiple subscription and share purchase agreements. Since the date of the Share Exchange, we have issued 19,070,073 shares of our Common Stock, or an increase of approximately 81 % of our issued and outstanding shares. Of the shares issued, 14,439,626 have been issued to shareholders in exchange for consideration and 4,865,447 have been issued upon conversion of shares of our Nonvoting Convertible Preferred Stock. These issuances have diluted the interests of our shareholders, any future issuances will continue to dilute their interests. Therefore, any investment in our shares of our Common Stock carries that risk that such investment will be diluted by a subsequent share issuance by us as a result of, among other things, our need for external sources of capital.

We are incurring increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we are incurring significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also are incurring substantial expenses in connection with the preparation and filing of this registration statement and responding to the Commission’s comments in connection with its review of the registration statement. We may be required to incur costs associated with current corporate governance requirements, including requirements under provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Commission or any stock exchange or quotation system on which our Common Stock may be listed in the future. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty. We also expect these rules and regulations may make it difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage available to privately-held companies. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our Common Stock.  In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Because we became public by means of a reverse acquisition, we have not been able to attract the attention of major brokerage firms.

Additional risks may exist as a result of our having become a public reporting company through a “reverse acquisition.” Security analysts of major brokerage firms do not cover us or our stock. Because we became public through a reverse acquisition, there may be less incentive for brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to provide analyst coverage of us or our stock in the future, which may result in less liquidity and lower trading prices for our shareholders.

We are subject to Sarbanes-Oxley and Dodd Frank and the reporting requirements of federal securities laws, which can be expensive and time-consuming.

We are subject to Sarbanes-Oxley and the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”), as well as related rules implemented by the Commission and reporting requirements of the Exchange Act and other federal securities laws. The costs of compliance with Sarbanes-Oxley and of preparing and filing annual and quarterly reports, proxy statements and other information with the Commission, and furnishing audited reports to shareholders, are significant and require us to expend significant amount on our costs and expenses of complying with these rules, principally the fees and expenses of our professional advisors.

Our executive officers have had limited experience managing a public company subject to U.S. securities laws, which could adversely impact our ability to comply with the reporting requirements of those laws.

 Prior to December 12, 2012, none of our management team had managed a public company subject to U.S. securities laws. Our management’s lack of experience could adversely impact our ability to comply with legal, regulatory, and reporting requirements of the those laws. Our management may not be able to implement programs and policies in an effective and timely manner to adequately respond to such legal, regulatory and reporting requirements, including the establishment and maintenance of internal control over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Exchange Act, which are necessary to maintain public company status. If we were to fail to fulfill those obligations, our ability to operate as a public company would be in jeopardy, in which event the shareholders could lose their investment. Our ability to operate successfully may depend on our ability to attract and retain qualified personnel with appropriate experience in the management of a public company. Our ability to find and retain qualified personnel on our terms and budget may be very limited.

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

Commission rules seek to improve the reliability of the reported financial results of reverse acquisition companies by requiring a pre-listing “seasoning period” during which the post- reverse acquisition public company must produce financial and other information in connection with its required Commission filings. The company also must maintain a requisite minimum share price for at least 30 of the most recent 60 trading days prior to the date of the initial listing application and the date of listing on any national securities exchange.  As a result of these rules, it is unlikely that we will be eligible to list on a national securities exchange until 2015 at the earliest, and then only if our stock trades above the requisite minimum price in accordance with the listing requirements of the applicable national securities exchange.

A significant portion of the total outstanding shares of our Common Stock may be sold into the public market in the near future, which could cause the market price to drop significantly, even if our business is doing well.

On February 3, 2014 we filed a prospectus for the resale of shares of our Common Stock issued to the former shareholders of SPHSA and shares issued in private placement transactions to fund our working capital needs during 2013. For information with respect to the transactions in which these shares were sold, see “Item 13. Certain Relationships and Related Transactions.” Once the shares that are subject to this registration statement have been registered, they can be freely sold in the public market.  Sales of a substantial number of shares of our Common Stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the trading price of our Common Stock or limit increases in the trading price.

Because it may be considered a “penny stock,” our shareholders may have difficulty selling shares of our Common Stock.

Our Common Stock may be considered a “penny stock” if the price for our Common Stock that does not trade on an exchange drops below $5.00 per share and we do not meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 if we have been operating for at least three years or $5,000,000 if we have been operating for fewer than three years, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years. In that case, our shares will be subject to the requirements of Rule 15g-9 under the Exchange Act.  Under this rule, broker-dealers who recommend penny stocks to persons other than established customers and accredited investors must satisfy special sales practice requirements.  The broker-dealer must make an individualized written suitability determination for the purchaser, considering such purchaser’s financial situation; investment experience and investment objectives, with respect to penny stock transactions, and receive the purchaser’s written consent prior to the transaction.

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

Item 2. PROPERTIES

SPHSA leases two premises in South Africa under separate operating leases. One is an office facility of approximately 1500 square feet in Cape Town, South Africa which houses the management of our business, and the other is a workshop of approximately 3550 square feet also located near Cape Town, South Africa. The office facility lease was originally scheduled to expire on April 30, 2012 and has been extended on a short-term basis several times. The lease term terminated on February 28, 2014, and SPHSA now is leasing the office on a month to month basis. The lease for the workshop facility has expired and our occupancy of the space now is on a month-to-month basis.

Item 3. LEGAL PROCEEDINGS

We are not involved in any material legal proceedings that are pending as of the date of this annual report on Form 10-K. From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and adverse results in contested matters that may arise from time to time may harm our business.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our Common Stock has been approved for quotation on the OTCBB under the symbol “SURP.”   The Company stock began trading on January 30, 2011.   The table below sets forth the high and low bid prices for our Common Stock for the ten quarters ended December 31, 2013 as reported on the OTCBB website. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. See “Item 1A. Risk Factors—Shares of our Common Stock are very thinly traded, and the price may not reflect our value and there can be no assurance that there will be an active market for shares of our Common Stock either now or in the future” and “Item 1A. Risk Factors —Because it may be considered a “penny stock,” our shareholders may have difficulty selling shares of our Common Stock.”

	Common Stock	Market Price
Quarter Ended	Bid High ($)	Bid Low ($)
December 31, 2013	0.91	0.75
September 30, 2013	1.17	0.85
June 30, 2013	1.34	0.92
March 31, 2013	1.32	1.00
December 31, 2012	1.30	1.00
September 30, 2012	1.52	0.84
June 30, 2012	1.35	1.00
March 31, 2012	1.38	1.05
December 31, 2011	1.45	1.05
September 30, 2011	1.60	1.45

As of December 31, 2013, 39,937,432 shares of our Common Stock were issued and outstanding, an additional 19,800,000 shares of our Common Stock were issuable upon the conversion of the issued and outstanding shares of our Nonvoting Convertible Preferred Stock, an additional 50,000 shares of our Common Stock may be issued to Regency upon Regency’s exercise of its right to purchase those shares under the Share Purchase Agreement dated November 22, 2013 and an additional 900,000 shares may be issued to Trinity Asset Management International Limited (“TAMIL”) under the Share Purchase Agreement, dated September 19, 2013 between us and TAMIL, as amended on November 7, 2013, upon the purchase of shares by TAMIL. We also have reserved 3,000,000 shares of our Common Stock for future issuance under the 2012 Stock Plan, under which we have issued options to purchase 475,000 shares of our Common Stock.

Record Holders

As of December 31, 2013, there were approximately 92 holders of record of our Common Stock.

Equity Compensation Plan Information

As of December 31, 2013, options to purchase 475,000 shares of our Common Stock had been issued under our 2012 Nonqualified Stock Option Plan (the “2012 Stock Plan”). Under the terms of the grants of those options, options to purchase 190,000 of those shares vested on the date of grant, options to purchase 142,500 shares vest on November 12, 2014 and options to purchase 142,500 shares vest on November 12, 2015, all subject to early vesting upon a change in control of the Company.

DTC Eligibility

DTC, a financial industry service provider that immobilizes and makes "book-entry" changes to ownership of securities, has advised us that shares of our Common Stock became “DTC eligible”. This means that shares of our Common Stock can be electronically transferred between brokerage accounts. It is, however, possible that in the future DTC could change the status of our shares to other than “DTC eligible” or otherwise subject them to a limited status that DTC refers to as a “chill.” Were either or both of these events to occur, the process for transferring our shares between brokerage accounts would become manual. Manual processing may take several days and is not a favored option for companies such as us that rely on broker dealers for stock transactions. Unless and until we again became DTC eligible, our shares might not be able to trade with any volume. See “Item 1A. Risk Factors—Our shares may lose their status as “DTC-eligible.””

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this annual report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  The statements contained in this annual report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements.  These statements are based on the beliefs and assumptions of our management based on information currently available to our management.  Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified under “Item 1A. Risk Factors” included in other documents we have filed with the Securities and Exchange Commission (the “Commission”).  Furthermore, such forward-looking statements speak only as of the date of this report.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Rounding

Certain figures included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this annual report on Form 10-K have been rounded for ease of presentation. Percentage figures included in this annual report on Form 10-K have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, certain percentage amounts in this annual report on Form 10-K may vary from those obtained by performing the same calculations using the figures in our financial statements. Certain other amounts that appear in this annual report on Form 10-K may not sum due to rounding.

Overview

The results presented in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” are those of SurePure, Inc. and its subsidiaries (all of which are collectively referred to in this Management’s Discussion and Analysis as “we”) as reflected in our audited consolidated financial statements included in this report. The following discussion should be read in conjunction with such consolidated financial statements and the notes thereto. The results presented below pertain to our audited consolidated financial statements for the year ended December 31, 2013 and 2012.

Insufficient Funding

For the period from our inception on August 24, 2005 to December 31, 2013, we had net losses from operations of approximately $31,227,000. During the year ended December 31, 2013, we continued to experience both insufficient operating revenues and a shortfall in funding from investors. As a result, we require additional funding to maintain our operations and execute our business plan. Funding provided during the year ended December 31, 2013 has been largely provided by certain of our current shareholders. If we are unable to obtain financing from our current shareholders or other sources, we will be unable to meet our business objectives and may scale back or even discontinue our operations until such time, if ever, that we are able to obtain financing. Notwithstanding our efforts to obtain financing, there is no assurance that any financing will be available on acceptable terms or at all. See “—Liquidity and Capital Resources.”

Plan of Operation

We seek to expand the commercial acceptance of our SurePure Turbulator purification systems. To achieve this goal, contingent on our obtaining sufficient capital to maintain our operations, we plan to execute the following principal steps:

•	Attend and promote our product at international trade shows in 2014 for the wine, brewing, fruit juice and dairy industries. The purpose of our exhibitions at these venues will be establish contact with industry participants, including distributors of engineered systems, and to make them aware of our product’s advantages and the expanded applications of the product that we have developed over the past 24 months;
•	Continue to pursue regulatory clearances and approvals for applications, such as dairy products, that are required for our technology to be sold in those industries. In particular, we expect to take the following actions with regulatory agencies:
o	To request review of the SurePure technology by the US Food and Drug Administration (“FDA”) for a number of applications so that the technology may be categorized as “generally recognized as safe,” or “GRAS”;
o	To receive approval of the material that we and a UK customer submitted to the UK Food Standard Authority in June 2011 to obtain EU Novel Food approval;
o	To receive approval from the International Organization of Wine and Vine (“OIV”) for the use of the SurePure technology for wine industry applications; and
o	To receive approval from the Director General: Health of South Africa of our application for the amendment of South African regulations relating to milk and dairy products permitting the use of our technology to purify milk;
•	Seek to market and sell our product and our technology for industrial applications;
•	Seek to expand the level of commercialization of our technology in the wine, dairy, fruit juice and other beverage industries;

•	Expand our distribution networks for our products by identifying additional distributors according to geographic market, expertise with specific liquids and existing client relationships and negotiating agreements with the identified distributors on terms acceptable to both the distributors and to us; and
•	Obtain additional equity financing to support our growth from current shareholders, institutional investors or other investors to provide capital to support and augment our operations.

We intend to grow rapidly over the next five years through the use of working capital and equity financing, if capital and financing are available to us. If we are able to obtain sufficient financing, we believe that it will be feasible for us to grow our operations based on our strategy of targeting strategic global regions with multiple potential clients for the commercialization of our technology. However, we will also seek to carefully monitor the risks associated with achieving our goal to increase commercialization and meet client expectations while also becoming financially solvent.

During the year ended December 31, 2013, we focused on the following activities:
•	continuing with commercial trials with six key customers;
•	working with regulatory authorities such that our technology can be employed in key areas; and
•	nurturing relationships with key investors.

Subsequent to December 31, 2013, we have focused on the following activities:
•	continuing with commercial trials with six key customers;
•	pursuing the expansion of our distributor network internationally; and
•	negotiating possible equity financing agreements.

Results of Operations

The following table summarizes our results of operations for the year ended December 31, 2013 compared with our results of operations for the year ended December 31, 2012:

 (rounded to nearest thousands)
	Year Ended:		Variance
	December 31, 2013	December 31, 2012	$	%

Revenues	$171,000	594,000	(423,000)	-71%

General and Admin Expenses	4,021,000	4,103,000	(82,000)	-2%

Research and Development	227,000	297,000	(70,000)	-24%

Interest Expense	152,000	409,000	(257,000)	-63%

Net Loss	(4,419,000)	(4,418,000)	(1,000)	0%

Cash used in operating activities	(3,586,000)	(4,182,000)	596,000	14%

Cash provided by financing activities	3,472,000	4,154,000	(682,000)	-16%

Revenues

We had revenues of approximately $171,000 during the year ended December 31, 2013, representing a 71% decrease as compared to approximately $594,000 for the year ended December 31, 2012, primarily due to reduced demand from our contract to supply equipment to the calves milk market. This was partially due to the distributor’s purchases of our equipment to stock up in 2012. Although we are negotiating agreements for new applications of our SurePure technology, none of those agreements as currently structured will generate significant amounts of revenue during the next 6 months.

As a general matter, we expect that revenues realized from sales and royalty income will increase to the extent that our commercialization efforts are successful. These commercialization efforts seek to introduce our technology to a broader range of clients and geographic areas. Our business model is largely based on usage royalties or usage fees. We do not expect, however, an increased level of commercialization to occur before the second quarter of 2014, at the earliest.

General and Administrative Expenses

We had general and administrative expenses of approximately $4,021,000 during the year ended December 31, 2013, representing a 2% decrease as compared with approximately $4,103,000 during the year ended December 31, 2012. General and administrative expenses are largely attributable to employment costs, professional and consulting fees and business travel expenses.

We expect that our general and administrative expenses will increase in future periods if we are able to obtain funding for our operations, as the increased level of commercialization of our technology will require increased levels of staffing and associated expenditures.

Research and Development Expenses

We had research and development expenses of approximately $227,000 for the year ended December 31, 2013, representing a 24% decrease as compared with approximately $297,000 for the year ended December 31, 2012. This decrease was mainly due to a decrease in expenses associated with our submission of applications to regulatory authorities in the United States, European Union and the United Kingdom.

We expect that our research and development expenses will increase in future periods as we pursue new applications for our technology.

Interest Expense

We had interest expenses of $152,000 for the year ended December 31, 2013, representing a 63% decrease as compared to $409,000 for the year ended December 31, 2012. This decrease was mainly due to the conversion into equity of loans that had been outstanding.

Net Losses

We had net losses of $4,419,000 for the year ended December 31, 2013, representing a 0% increase in net losses as compared to $4,418,000 for the year ended December 31, 2012.

We have not as yet generated sufficient revenue to fund our operations, and we expect our net losses to continue until such time as our commercialization efforts related to our technologies produce an increase in revenues sufficient to meet the cost of our operations. Accordingly, we expect to continue to operate at a loss through fiscal year 2014.

Income Tax Expense (Benefit)

We have realized net operating losses in Switzerland, South Africa, the United States and Brazil. We may have a prospective income tax benefit resulting from a net operating loss carry-forward that can offset future operating profits to the extent of any unexpired net operating losses.

Impact of Inflation

We believe that inflation has not had a material effect on our operations for the period from August 24, 2005 (inception) to December 31, 2013.

Capital Expenditures

We have spent approximately $182,000 dollars on property and equipment for the period from August 24, 2005 (inception) to December 31, 2013.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been through sales of our Common Stock to our investors. During the year ended December 31, 2013, we sold shares of our Common Stock to two institutional investors. During the nine months ended September 30, 2013, Regency Capital Corporation purchased 1,199,500 of the 2,087,318 shares of our Common Stock that we sold to investors during such nine-month period. During the fourth quarter of 2013, Regency purchased an additional 1,150,000 shares of our Common Stock at a cash purchase price of $1.00 per share,  which were all of the shares of our Common Stock that we sold during that quarter. Regency is an affiliate of XOptics (PTC) Ltd., a British Virgin Islands corporation, which holds 17,800,000 shares of our Non-Voting Convertible Preferred Stock. We believe that the ability of Regency to provide financing to us by purchasing additional shares is limited, and we do not know whether Regency will be able provide significant amounts of financing to us during 2014 or thereafter. Similarly, although another existing stockholder purchased 100,000 shares from us for $100,000 during the third quarter of 2013, we cannot be certain that the stockholder will purchase additional shares from us at the price that we have offered, or at any price. We continue to discuss potential financing transactions with our shareholders, but cannot provide any assurance that we will be able to conclude financing transactions with these or any other investors.

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

The following table summarizes our financial position at December 31, 2013 compared with our financial position at December 31, 2012:

(rounded to nearest thousands)

	As of:		Variance
	December 31, 2013	December 31, 2012	$	%

Cash	$21,000	142,000	(121,000)	-85%

Other Current Assets	175,000	149,000	26,000	17%

Total Assets	309,000	425,000	(116,000)	-27%

Current Liabilities	1,661,000	1,039,000	622,000	60%

Long term Liabilities	0	3,461,000	(3,461,000)	-100%

As noted above under “—Insufficient Funding” and as also noted below under this heading, our current cash resources are extremely limited.

We have been in the development stage since our inception in August 2005. As of December 31, 2013, we had cash of approximately $21,000 and other current assets of approximately $175,000, consisting of accounts receivable and prepaid expenses, and total assets of approximately $309,000. As of December 31, 2013, we had current liabilities of approximately $1,661,000, consisting of accounts payable, accounts payable to related parties and accrued liabilities. Of this amount, approximately $726,000 represented liabilities that were due to officers and stockholders, an increase of approximately $479,000 from December 31, 2012. As of December 31, 2013 we did not have any long-term liabilities, because our long-term liabilities as of December 31, 2012 were converted to equity concurrently with the acquisition of SPHSA as described under “Acquisition of SPHSA” under “Transactions with Related Persons” under “Item 13 Certain Relationships and Related Transactions” below in this annual report on Form 10-K. Our shareholders’ equity (deficit) was approximately $(1,353,000) as of December 31, 2013, compared with equity (deficit) of approximately $(4,075,000) as of December 31, 2012.

Cash Flow Analysis

For the period from August 24, 2005 (inception) to December 31, 2013, our cash used in operating activities was approximately $26,362,000. We expect to continue to have negative cash flows from operating activities until such time as we fully commercialize our technology.

For the year ended December 31, 2013 our cash used in operating activities was $3,586,000, which amount corresponded mainly to net losses from our operations. For the year ended December 31, 2012, our cash used in operating activities was $4,182,000, which amount mainly corresponded to net losses from our operations.

We do not expect to pay cash dividends in the foreseeable future.

We have a defined stock option plan and contractual commitments with all of our officers and directors. See “ Equity Compensation Plan Information ”under “Market for Registrants Common Equity, Related Equity Stockholder Matters and Issuer Purchases of Equity Securities” above in this annual report on Form 10-K.

We plan to increase the number of employees to meet the anticipated demand if we are able to achieve wider acceptance of our technology.

Off Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on this assessment, management concluded that as of December 31, 2013, the Company’s internal control over financial reporting is effective.

As a smaller reporting company, the Company is not required to include in this annual report a report on Form 10-K the effectiveness of internal control over financial reporting by the Company’s independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

During management’s assessment of the effectiveness of the Company’s internal control over financial reporting, management did not identify any change that occurred during the year ended December 31, 2013 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

Item 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the Company’s directors and executive officers as of December 31, 2013. At this time, our board of directors has no nominating or compensation committees and our audit committee has no members.

Name	Age	Position with the Company	Officer/Director Since
Guy Kebble	47	Chief Executive Officer	December 12, 2012
		President	December 12, 2012
		Director	January 6, 2013
Stephen Robinson	50	Chief Financial Officer; Chief Accounting Officer	December 12, 2012
		Treasurer	December 12, 2012
		Secretary	December 12, 2012
		Director	December 12, 2012

Term of Office

Our directors and executive officers hold office until the earlier of their death, resignation, removal or until their successors have been duly elected and qualified.  Our executive officers are employed by us on full time basis and are appointed by the board of directors and serve at the discretion of the board, subject to the provisions of the employment and consulting agreements referred to under “Item 11. Executive Compensation—Employment and Consulting Agreements.” There are no family relationships among our directors and executive officers.

Agreements and Understandings

Our executive officers have entered into employment or consulting contracts with SPO and SPMSA. The terms and conditions of those agreements are described under “Item 11. Executive Compensation—Employment and Consulting Agreements.” Except as disclosed under “Item 11. Executive Compensation—Employment and Consulting Agreements,” there are no arrangements or understandings between any of our directors and officers, and any other person, pursuant to which he serves as our officer or director.

The business experience during the past five years of our directors and executive officers is as follows:

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

Mr. Robinson is a Chartered Accountant and attained his Bachelor of Accounting degree from the University of the Witwatersrand in South Africa in 1989. He has been registered with the South African Institute of Chartered Accountants since 1990. Mr. Robinson has over 20 years of financial executive experience in the mining and technology sectors during which he acquired wide ranging financial and general management skills honed in international corporate and medium sized companies in the Technology, Mining, Manufacturing, Logistics and Shared Service sectors. From September 2004 through July 2007, Mr. Robinson was employed as group finance manager for the Trans Hex Group Ltd., a South African diamond mining company.

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

Procedures for Security Holders to Nominate Candidates to the Board of Directors

During 2013, there were no changes made to the procedures by which shareholders may nominate candidates to our board of directors. The full board of directors will consider all director candidates nominated by shareholders during such times as the Company is actively considering appointment of new directors.  Candidates recommended by shareholders will be evaluated based on the same criteria described above.  Shareholders desiring to suggest a candidate for consideration should send a letter to the Company’s Corporate Secretary and include:

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

Director Independence

We are not currently a “listed company” under the rules of the Commission and are therefore not required to have a board comprised of a majority of independent directors or separate committees comprised of independent directors.  We do not have any independent directors. We use the definition of “independence” under Rule 5605 of the Nasdaq Stock Market Rules, as applicable and as may be modified or supplemented from time to time and the interpretations thereunder, to determine if the members of our board are independent.  In making this determination, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those described under “Item 11. Executive Compensation.” The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent.

Board Committees

As of the date of this annual report on Form 10-K, we do not have any board committees. We may in the future adopt certain board committees, although we cannot assure you when or if this will occur. Accordingly, the descriptions below are for informational purposes only.

Audit Committee

Currently, we do not have an Audit Committee.

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

Executive Compensation, and Director Nomination and Corporate Governance Function

We do not have a compensation committee, nominating or corporate governance committee. Instead, our independent director performs the functions customarily delegated to such committees.  As of March 27, 2013, however, we ceased to have an independent director. In addition, we do not have a charter that relates to the functions traditionally performed by such committees.  During 2014, our board of directors is expected to give consideration to the appointment of an independent director, the appointment of a compensation committee and the appointment of a nominating and governance committee and the adoption of charters relating to each such committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Executive officers, directors and certain persons who own more than 10% of our outstanding Common Stock are required by Section 16(a) of the Exchange Act to file with the Commission an initial report of ownership of our Common Stock on Form 3 and reports of change s in ownership on Form 4 or Form 5, and such persons are required to furnish us with copies of all such forms that they file.  We believe that all such Section 16(a) reports were filed on a timely basis in 2013, except that Trinity, which we believe is required to file such a Section 16(a) report, did not file any such report.  See “Item 1A. Risk Factors—A Third Party Holds More Than 5% of our Common Stock But Has Not Reported its Ownership of the Shares.”

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

Item 11. EXECUTIVE COMPENSATION

In determining executive compensation, we consider the skills and added value of the individuals concerned, as well as relative cost of living and the statutory requirements in the jurisdiction in which the individual provides his services. Since our executives provide their services to various of our subsidiaries, in some cases we use separate employment contracts.

Summary Compensation Table

The following table sets forth, for the periods indicated, all of the compensation awarded to, earned by or paid to (i) each individual serving as a principal executive officer of SurePure or any of the subsidiaries or related operating entities of SurePure during our last completed fiscal year; and (ii) each other individual that served as an executive officer or significant employee of SurePure or any of the subsidiaries or related operating entities of SurePure at the conclusion of the fiscal year ended December 31, 2013 and who received in excess of $100,000 in compensation during such fiscal year (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary	Bonus	Option Awards	Total
Guy R. Kebble, Director, President and Chief Executive Officer (1)	2013	$285,840	$-	69,700	$355,540
	2012	$331,512	$20,000		$351,512
Stephen M. Robinson, Director and Chief Financial Officer (2)	2013	$433,758	$-	69,700	$503,458
	2012	$475,790	$20,000		$495,790
Stephen Miller, Vice President-Sales and Marketing Manager (3)	2013	$249,840	$-	52,275	$302,115
	2012	$289,512	$20,000		$309,512

(1)	Has served as chief executive officer of the companies controlled by SPI and as Chairman of SPMSA since January 1, 2010.
(2)	Has served as chief financial officer of the companies controlled by SPI and as the sole director of SPI, SPO and SPP and as a director of SPMSA and SPHSA since January 1, 2008.
(3)	Mr. Miller’s responsibilities were modified on December 20, 2013, and, although he remains employed by us, he no longer performs the responsibilities of an executive officer.

In 2012, Messrs. Kebble and Robinson agreed to reduce their compensation effective July 1, 2012 to the amounts described below under “Employment and Consulting Agreements.”

Employment and Consulting Agreements

Guy Kebble and SPMSA entered into an updated Service Agreement dated July 1, 2012, under which SPMSA appointed Mr. Kebble as a permanent employee in the position of chief executive officer. The appointment is of indefinite duration, but may be terminated either by the employer or by Mr. Kebble on not less than three months’ prior written notice to the other and may also be summarily terminated by the employer if the executive commits a material breach of his contractual obligations under the agreement or in any circumstances justifying such termination at law. As chief executive officer, Mr. Kebble reports to the board of directors. His compensation under the agreement is ZAR 960,000 per annum (approximately $96,000) and is to be reviewed annually by the board of directors with a view to granting inflation-related or other increases. Mr. Kebble is also to be reimbursed for expenses incurred on behalf of SPMSA. The agreement provides for 20 days of vacation per year.

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

Stephen Robinson has entered into an updated Employment Agreement with SPO, dated July 1, 2012, under which he is employed as the chief financial officer of SPO. In performing his duties, Mr. Robinson reports to the chief executive officer and board of directors of SPO. His duties are to be determined by the board of directors and include those normally associated with the position of chief financial officer. Subject to provisions of applicable law which permit termination for cause, Mr. Robinson’s appointment may be terminated either by SPO or by Mr. Robinson on not less than three months’ prior written notice to the other. Mr. Robinson’s remuneration from SPO is CHF 396,000 (approximately $445,000) per annum payable in equal monthly installments and is to be reviewed annually by the board of directors with a view to granting inflation-related or other increases. In addition, the employer agrees to make contributions for social security and other compulsory expenses, plus the cost of certain airfare, and other local travel expenses in Switzerland. Mr. Robinson also is entitled to receive an allowance of CHF 500 (approximately $600) per month. The agreement further provides that Mr. Robinson may not disclose any of SPO’s confidential information or other trade secrets.

Stephen Miller and SPMSA entered into a Service Agreement, dated July 1, 2012, under which SPMSA appointed Mr. Miller as a permanent employee in the position of sales and marketing executive. The appointment has no termination date but may be terminated either by SPMSA or by Mr. Miller on not less than three months’ prior written notice to the other and may also be summarily terminated by the employer without compensation if the executive commits a material breach of his contractual obligations under the agreement or in any circumstances justifying such termination at law. Mr. Miller’s duties are those ordinarily associated with the sales and marketing manager of a company and he reports to the chief executive officer of SPMSA. His compensation under the agreement is ZAR 960,000 per annum (approximately $96,000) and is to be reviewed annually by the board of directors with a view to granting inflation-related or other increases. Mr. Miller is also to be reimbursed for expenses incurred on behalf of SPMSA. The agreement provides for 20 days of vacation per year.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised option held by each of the named executive officers as of December 31, 2013:

		Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Stock Option Exercise Price	Stock Option Expiration Date

Guy R. Kebble, Director, President and Chief Executive Officer	40,000	60,000	0.89	11/11/2023

Stephen M. Robinson, Director and Chief Financial Officer	40,000	60,000	0.89	11/11/2023

Stephen Miller	30,000	45,000	0.89	11/11/2023

Each grant of options vests and becomes exercisable as follows: 40% on the date of grant; the next 30% on the first anniversary of the date of grant; and the remaining 30% on the second anniversary of the date of grant. The exercise price of each option is $0.89 per share which was the fair market value of our Common Stock, as ascertained by our Board of Directors.

2012 Stock Plan

In December of 2012, our directors and a majority of our shareholders, acting by written consent, approved the 2012 Stock Plan. We have reserved 3,000,000 shares of our Common Stock for future issuance under the 2012 Stock Plan, of which 475,000 shares are subject to outstanding grants of options.

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

The Plan provides that the determination of the option price per share for any option rests in the sole and unfettered discretion of the Committee. Options granted under the Plan must be granted within ten years from the date on which the Plan has been adopted.  No options granted under the Plan may be exercisable after ten years from the date of grant.  The Committee may establish installment exercise terms for an option such that the option becomes fully exercisable in a series of accumulating portions. The Committee may also accelerate the exercise of any option. Options may be exercised by delivery of a written notice of exercise and payment of the full price of the Common Stock underlying the option. The exercise price of an option may be paid in cash, or, at the discretion of the Committee, through the delivery of fully paid and nonassessable shares of Common Stock having an aggregate fair market value as of the date of exercise equal to the option price, or by a combination of both. The Committee has the right to determine acceptable methods for tendering shares of Common Stock as payment upon exercise and may impose such limitations and prohibitions on the use of Common Stock to exercise an option as it deems appropriate. With the consent of the optionee, the Committee may cancel any options issued under the Plan and issue a new option to the optionee. Except by will or the laws of descent and distribution, or with the written consent of the Committee, no optionee may assign his interest in any option and no interest of any optionee in a stock option may become subject to any lien or obligation of the optionee. Options shall be exercisable during the optionee's lifetime only by the optionee or his assignees or by the duly appointed legal representative of an incompetent optionee or after the optionee's lifetime only by the duly appointed legal representative of the deceased optionee.

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

The Plan terminates on December 9, 2022.

Director Compensation

We have not yet determined any policy for the payment of compensation to our directors in their capacities as directors. Our directors received no compensation in their capacities as such during 2012 or 2013. We may make grants of options from time to time under the 2012 Stock Plan to our directors in addition to those grants made in November 2013.

Our directors have been, and will continue to be, reimbursed for the reasonable out-of-pocket costs incurred by them in connection with travel to and from board meetings.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Exchange Act) of our outstanding Common Stock as of December 31, 2013 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 402(m) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group.  Shares of our common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of the date of the Share Exchange are deemed to be beneficially owned and outstanding for purposes of computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person.  An asterisk (*) denotes less than 1%.

	Number of Shares	Percent Beneficially Owned
Name of Beneficial Owner	Beneficially Owned (1)	(1)

Mr. Quinton George	7,246,000	17.7%
Trinity Asset Management
(Proprietary) Ltd. (2)
Block F, the Terraces, 1 Silverwood Close, Steenberg Office Park, Tokai, Cape Town, South Africa

Guy Kebble P.O. Box 71, Milnerton, Cape Town, South Africa, 7435	1,000,000	2.5%

Stephen Robinson
Dammstrasse 19, CH-6301,	793,637	2.0%
Zug, Switzerland

All Officers and Directors as a Group	1,793,637	4.5%

*Less than 1%

60

(1)
Based on the sum of (a) 39,937,432 shares issued and outstanding as of December 31, 2013, and (b) as to each listed beneficial owner, any additional rights to acquire shares of our Common Stock that are exercisable within the 60 days after December 31, 2013.

(2)
Comprised of (a) approximately 7,246,000 shares of our Common Stock that the shareholder purchased in 2012 and 2013 both from us and from other shareholders and that we believe remain beneficially owned by the shareholder as of December 31, 2013 and (b) 900,000 shares of our Common Stock that an affiliate of the shareholder is obligated to purchase under the Share Purchase Agreement, dated September 20, 2013, as amended on November 7, 2013.  See “Item 13. Certain Relationships and Related Transactions—Transactions with Trinity and Affiliates.” We have calculated the number of shares owned by the shareholder based on our own internal records. See “Item 1A. Risk Factors—A Third Party Holds More Than 5% of our Common Stock But Has Not Reported its Ownership of the Shares.”

Section 16(a) Beneficial Ownership Reporting Compliance

Executive officers, directors and certain persons who own more than 10% of our outstanding Common Stock are required by Section 16(a) of the Exchange Act to file with the Commission an initial report of ownership of our Common Stock on Form 3 and reports of change s in ownership on Form 4 or Form 5, and such persons are required to furnish us with copies of all such forms that they file. We believe that all such Section 16(a) reports were filed on a timely basis in 2013, except that Trinity, which we believe is required to file such a Section 16(a) report, did not file any such report. See “Item 1A. Risk Factors—A Third Party Holds More Than 5% of our Common Stock But Has Not Reported its Ownership of the Shares.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons

Transactions with XOptics

On December 12, 2012, we entered into an Amended and Restated Share Exchange Agreement (the “Amended and Restated Share Exchange Agreement”) with all of the shareholders of SPI, including XOptics, that provided for the exchange of all shares of capital stock of SPI, par value CHF 0.01, for shares of our common stock, par value $.001 per share (our “Common Stock”), and for shares of our Nonvoting Convertible Preferred Stock, par value $.01 per share (the “Nonvoting Convertible Preferred Stock”), each share of which will be convertible, subject to certain terms and conditions, into one share of our Common Stock. The Amended and Restated Share Exchange Agreement amended and restated the Share Exchange Agreement (the “Original Share Exchange Agreement”), dated October 28, 2011, which we had entered into with the shareholders of SPI at that time. The Original Share Exchange Agreement was entered into to replace the Agreement and Plan of Merger that we had entered into with SPI on July 8, 2011, and which the parties thereafter terminated and replaced due to unanticipated regulatory and tax complications that made a merger transaction between them impractical. The Amended and Restated Share Exchange Agreement contained customary representations, warranties and conditions to closing. The Amended and Restated Share Exchange Agreement required that, as a condition to closing, we first have redeemed and then cancelled 23,180,000 outstanding shares of our common stock held by Ratree Yabamrung and Kotchaporn Bousing, two of our officers, directors and shareholders prior to the Share Exchange. By its approval of the Amended and Restated Share Exchange Agreement, our board of directors authorized and directed us to redeem Ms. Yabamrung’s shares immediately prior to the closing in exchange for her being assigned all of our assets (of which there were none on the date of the Share Exchange) and her assumption of all our liabilities. Ms. Bousing tendered all of her shares to us for no consideration, and we then took the initial steps to cancel all of the shares owned by each Ms. Bousing and Ms. Yabamrung. The principal effect of the cancellations of these shares is that the existing shareholders of SPI acquired greater percentage ownership interests in SurePure US and may have acquired more influence or control and greater ability to delay, defer or prevent any potential changes in control. We did not obtain the approval of our shareholders for the transaction that we executed with Ms. Yabamrung. Although we believe that shareholder approval was not required under Nevada law for the transaction with her, it is possible that persons who were shareholders at the time of the Share Exchange may claim that their approval was required, in which case litigation might follow. See “Item 1A. Risk Factors—We Did Not Obtain Shareholder Approval for a Transaction with a Former Shareholder.”

Transactions between XOptics and Certain of our Other Shareholders Prior to the Share Exchange

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

In the second and third quarters of 2011, XOptics sold 1,857,000 of our shares in approximately 19 transactions at prices ranging from $1.00 to $1.25 per share for aggregate proceeds of approximately $1,970,500. None of the buyers of the shares were U.S. Persons (as defined in Regulation S promulgated by the Commission) or were resident in the United States. Upon completing a sale of shares on June 15, 2011, XOptics held less than 5% of our outstanding shares of common stock.

During the fourth quarter of 2011 and the first four months of 2012, XOptics sold a total of 376,167 shares of our Common Stock in approximately 11 transactions at prices ranging from $1.10 to $1.26 per share for aggregate proceeds of approximately $425,400. None of the buyers of the shares were persons who were U.S. Persons or were resident in the United States.

As of December 31, 2013, XOptics beneficially owned no shares of our Common Stock.

Transactions between XOptics and SPI and Subsidiaries of SPI

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

From time to time between January 1, 2011 and July 31, 2012, XOptics advanced funds to SPI. The advances were not documented and did not state either a rate of interest or maturity date. There was, however, a written subordination agreement that provided that the advances would not be classified as current liabilities of SPI or be payable within one year if doing so would have caused SPI to be considered insolvent. The funds that XOptics advanced to SPI were principally derived from the sale of SPI shares by XOptics in a series of private transactions, all of which occurred outside of the United States. The advances made were as follows:

Quarter and Year	Amount of Advance
2nd Quarter 2011	$1,686,815
3rd Quarter 2011	$370,000
4th Quarter 2011	$1,084,523
1st Quarter 2012	$894,500
2nd Quarter 2012	$1,043,500
3rd Quarter 2012	$0
4th Quarter 2012	$0
Total	$5,079,338

The loan balance was reduced by a loan conversion of $1,390,130 for 1,390,130 shares of SPI in November 2011. The loan balance also included loans outstanding to SPI in the aggregate principal amount of $300,000 that XOptics purchased from three other shareholders of SPI. None of the shareholders that sold the loans to XOptics was an affiliate of XOptics. The acquired loans were included in the loan balance that was converted in July 2012, as discussed in the following paragraph.

The loan balance was paid in full by the conversion of the remaining balance of $3,689,208 into 7,378,416 common shares of SPI at the rate of $0.50 per share in July 2012. In order to satisfy a condition to the investment by the investor referred to under “—Financing Transactions with Other Related Persons—RD Active Subscription Agreement,” SPI convened an annual general meeting on July 18, 2012. All of the shareholders of SPI attended by proxy and at the meeting there was unanimous approval for an increase in the authorized share capital of SPI for the purpose of, among other matters, satisfying the proposed conversion of outstanding shareholder loans into common shares of SPI. The shareholders of SPI further authorized the board of directors to determine the issue price of the new shares to be issued. Based on this authorization, the board of directors of SPI resolved to issue 7,378,416 common shares to XOptics to convert the existing shareholder loans due to XOptics in the amount of $3,689,208 at the rate of $0.50 per share. As part of the Share Exchange, XOptics exchanged the common shares of SPI issued in the conversion of the shareholder loans, together with other common shares of SPI owned by it at the time, for shares of our Nonvoting Convertible Preferred Stock at the rate of one share of our Nonvoting Convertible Preferred Stock for each common share of SPI owned by it.

Ownership of Our Shares by XOptics Immediately Post-Share Exchange

As of the Share Exchange, XOptics beneficially owned 22,665,447 common shares of SPI. Upon the closing of the Share Exchange, these shares were exchanged for an equivalent number of our shares of Nonvoting Convertible Preferred Stock. XOptics owned 19,800,000 shares of our Nonvoting Convertible Preferred Stock as of December 31, 2013.

The terms of our Nonvoting Convertible Preferred Stock provide that no holder of shares of our Nonvoting Convertible Preferred Stock which, on a fully converted basis, and when combined with shares of our Common Stock, would constitute the holder thereof the beneficial holder of more than 5.0% of shares of our Common Stock, may enter into any transaction with us or with any of our subsidiaries without the prior approval of a majority of our independent directors or, if we have no independent directors, the prior approval of a majority of the shares of our Common Stock not owned by the beneficial holder in question and its affiliates.

Certain Transactions between Officers and Directors of SPI and XOptics Prior to the Share Exchange

Prior to the Share Exchange and while SPI was a privately-owned company, XOptics made certain transfers of shares to the key executives of the business, and in one case to a family member of a key executive, for no or for nominal consideration. Stephen Robinson, a member of our board of directors and our chief financial officer, acquired 463,637 common shares of SPI from XOptics on December 20, 2010. Stephen Miller, formerly our vice president sales and marketing, also acquired 463,637 shares of SPI from XOptics on December 20, 2010. In February 2011, Mr. Robinson acquired 210,000 additional common shares of SPI and Mr. Miller acquired 110,000 additional common shares of SPI from XOptics. As a result of these transfers, after giving effect to the Share Exchange, Mr. Robinson and Mr. Miller owned 673,637 and 573,637 shares respectively of our Common Stock in addition to the 140,000 and 109,033 shares of our Common Stock that they respectively owned prior to the Share Exchange, having acquired these shares directly from us in March 2011.

On November 1, 2012 XOptics transferred 1,000,000 common shares of SPI to Guy Kebble, a member of our board of directors and our chief executive officer, and 70,000 shares of SPI to Oliver Kebble, who is the adult son of Guy Kebble.

Transactions between XOptics and Trinity

During 2013 XOptics sold 410,631 restricted shares of our Common Stock to Trinity in a private transaction. On the basis of information provided to us by XOptics and Trinity, we believe that the sales were conducted outside of the United States and that neither XOptics nor Trinity is a “U.S. person” as defined by Regulation S under the Securities Act. In September 2013, XOptics sold 900,000 registered shares of our Common Stock to Trinity in a private transaction.

Transactions with Regency

Regency is a corporation formed under the laws of the Turks and Caicos Islands which is controlled by Richard G. Wilson. Mr. Wilson also controls XOptics. During the first half of 2013, Regency purchased 538,000 shares of our Common Stock from us as an assignee of RD Active under the Additional Subscription Agreement. For information regarding that Agreement, see “—Financing Transactions with Other Related Persons—RD Active Subscription Agreement.”

During the second half of 2013, we entered into three separate agreements under which Regency acquired an aggregate of 1,811,500 of our shares during 2013. On September 2, 2013, we entered into the Share Purchase Agreement, dated July 25, 2013, with Regency, for the purchase of 661,500 shares of our Common Stock at an aggregate price of $661,500. Regency purchased 220,500 shares of our Common Stock upon executing the agreement and purchased the remaining 441,000 shares of our Common Stock in August and September as required by the agreement. We also entered into a Registration Rights Agreement, dated the same date, with Regency, under which we are obligated to file with the Commission a registration statement for the resale of the shares of our Common Stock that we issued to Regency and to use our best efforts to cause that registration to become effective as promptly as possible after its filing. We filed the registration statement on Form S-1 on February 3, 2014, which registration statement has not yet been declared effective. We also are obligated to use our reasonable best efforts to keep the registration statement that we have filed continuously effective until all of the shares covered by the registration statement have been sold or may be sold under Rule 144 without volume or manner of sale restrictions, including the filing of such post-effective amendments as may be necessary. The Registration Rights Agreement provides that we are to bear all fees and expenses incident to the performance of or compliance with the agreement whether or not any shares are sold pursuant to the registration statement. These costs and expenses include all registration and filing fees (including the fees and expenses of our counsel and independent certified public accountants), as well as all internal expenses incurred in connection with the registration. In addition, if prior to filing the required registration statement, we file a registration statement for the resale by other shareholders of shares of our Common Stock, including that which we are required to file for the former shareholders of SPHSA under the terms of the Acquisition Agreement that is referred to under “—Acquisition of SPHSA,” we are required to notify Regency of our determination to file a registration statement and include in the registration statement any shares purchased by Regency that Regency requests.

Regency also purchased 600,000 shares of our Common Stock under the Share Purchase Agreement, dated October 25, 2013, for an aggregate purchase price of $600,000. The Share Purchase Agreement also obligates us to include the shares that Regency has purchased in any registration statement that we file with Commission to register the resale by other shareholders of their shares, including that which we are required to file for the former shareholders of SPHSA under the terms of the Acquisition Agreement that is referred to below under “—Acquisition of SPHSA.” In that event, we are required to notify Regency of our determination to file a registration statement and include in the registration statement any shares purchased by Regency under the Share Purchase that Regency requests. We also are obligated to use our reasonable best efforts to keep the registration statement that we have filed continuously effective until all of the shares covered by the registration statement have been sold or may be sold under Rule 144 without volume or manner of sale restrictions, including the filing of such post-effective amendments as may be necessary. Our agreement with Regency provides that we are to bear all fees and expenses incident to the performance of or compliance with the agreement whether or not any shares are sold pursuant to the registration statement. These costs and expenses include all registration and filing fees (including the fees and expenses of our counsel and independent certified public accountants), as well as all internal expenses incurred in connection with the registration.

Regency also agreed to purchase 600,000 shares of our Common Stock under the Share Purchase Agreement, dated November 22, 2013. On November 22, 2013, Regency purchased 170,000 shares of our Common Stock for an aggregate price of $170,000. On each of December 6 and 18, 2013. Regency purchased an additional 90,000 shares of our Common Stock under this agreement for an aggregate purchase price of $180,000, and on December 30, 2013, Regency purchased an additional 200,000 shares of our Common Stock for an aggregate purchase price of $200,000. Under the November 22 agreement, Regency had the right to purchase 50,000 shares of our Common Stock through January 31, 2014 at a purchase price which is the greater of $1.00 per share and 92% of the volume weighted average price for the twenty trading days ending on the third trading day prior to the date of the purchase. The November 22, 2013 Share Purchase Agreement included registration provisions that are substantially identical with those in the Share Purchase Agreement, dated as of October 25, 2013, with Regency.

During 2013 Regency resold 1,339,369 shares of our Common Stock to Trinity in a private transaction. On the basis of information provided to us by Regency and Trinity, we believe that Regency applied a substantial portion of the proceeds of its resales to Trinity to purchase shares of our Common Stock under the share purchase agreements described above. See “Item 1A. Risk Factors—Since March 2013 we have not been able to raise equity capital from persons other than existing shareholders. We cannot predict whether existing shareholders will continue to fund our business in the absence of commercial results or otherwise” and “Item 13. Certain Relationships and Related Transactions—Transactions with Trinity and Affiliates—Trinity Purchases from XOptics and Regency.” We also believe that the resales were conducted outside of the United States and that neither Regency nor Trinity is a “U.S. person” as defined by Regulation S under the Securities Act.

Transactions with Trinity and Affiliates

We believe that Trinity is the beneficial owner of 7,246,000, or 17.5%, of the shares of our Common Stock as of December 31, 2013, after including as beneficially owned 900,000 shares of our Common Stock referred to under “Item 13. Certain Relationships and Related Transactions—Transactions with Trinity Asset Management Limited and Affiliates—TAMIL Share Purchase Agreement.” See “Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.” Because Trinity has not yet made any filings under the Exchange Act, however, the number of shares disclosed in this annual report on Form 10-K with respect to its holdings may not be accurate. See “Item 1A. Risk Factors—A Third Party Holds More Than 5% of our Common Stock But Has Not Reported its Ownership of the Shares.”

Subscription Agreement for Shares

On July 23, 2012, SPI entered into a subscription agreement (the "Subscription Agreement") with Trinity Asset Management (PTE) Ltd., an institutional investor located in Cape Town, South Africa under which Trinity agreed, subject to the terms and conditions of the Subscription Agreement, to purchase 5,000,000 common shares of SPI from SPI and 1,000,000 common shares of SPI from XOptics in a series of six share installments, all at an issue price of $1.00 per share. The first two installments were for 500,000 shares each; the other four installments were for 1,000,000 shares each. The Subscription Agreement provided that not less than 75% of each installment was to be paid for shares issued by SPI or by us, as SPI’s successor under the Subscription Agreement. Consequently, not more than 25% of each installment could be for the purchase of shares from XOptics. Also, XOptics was not permitted to sell more than 1,000,000 of its shares to Trinity under the Subscription Agreement.

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

As a result, 2,500,000 additional common shares of SPI were issued after June 30, 2012. In accordance with the terms and conditions of the Share Exchange Agreement, shares of SPI that are owned by Trinity, by persons on whose behalf Trinity purchased shares from SPI or XOptics or by persons to whom Trinity assigned its rights under the Subscription Agreement were to be exchanged for shares of our Common Stock on the basis of the Exchange Ratio. Trinity and SPI agreed that the installments due on August 31, 2012 and September 30, 2012 could be paid together and SPI waived any penalty resulting from the investor’s late performance.

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

Trinity Share Purchase Agreement dated May 24, 2013

On May 24, 2013, we and Trinity entered into the Share Purchase Agreement (the “May 24 2013 Share Purchase Agreement”), dated that date, under which Trinity agreed to purchase 1,000,000 shares of our Common Stock, par value $0.001 per share, in three installments during the period from May 24 through June 28, 2013 each at a cash purchase price of $1.00 per share. At the time of the execution of the Share Purchase Agreement by both parties, Trinity purchased 250,000 shares of our Common Stock for $250,000 and thereafter purchased 151,318 shares of our Common Stock.

The shares purchased by Trinity under the May 24 2013 Share Purchase Agreement are restricted shares and bear a restrictive legend. The May 24 2013 Share Purchase Agreement provided that, if Trinity fully performed its obligations to purchase 1,000,000 shares, which it did not, we would be obligated to use our best efforts to include the shares so purchased in any registration statement that we file with the Commission on or after July 31, 2013 for the resale of shares of our Common Stock by the shareholders. On or after June 1, 2014, Trinity may demand that we use our best efforts to register the shares and any additional shares purchased for resale by Trinity. We have elected to register the shares that Trinity purchased under the May 24 2013 Share Purchase Agreement to avoid becoming subject to the registration obligation later in 2014.

Tamil Share Purchase Agreement dated September 19, 2013, as Amended

On September 20, 2013, we and Trinity Asset Management International Limited (“TAMIL”), a company formed under the laws of Mauritius, entered into the Share Purchase Agreement (the “TAMIL Share Purchase Agreement”), dated as of September 19, 2013, under which TAMIL agreed to purchase 900,000 shares of our Common Stock, par value $0.001 per share, during the period ending March 25, 2014 in a series of nine installments. On November 7, 2013, we and TAMIL entered into an amendment of the TAMIL Share Purchase Agreement Under the terms of the TAMIL Share Purchase Agreement, as amended, TAMIL may purchase the 900,000 shares of our Common Stock from us from time to time during the period ending March 25, 2014 at a cash purchase price equal to the greater of $1.00 per share and 92% of the volume-weighted average trading price of shares of our Common Stock during the 20 trading day period ending on the day that is 3 days prior to the closing of the purchase and sale of our shares.

The shares purchased and to be purchased by TAMIL under the the TAMIL Share Purchase Agreement are restricted shares and bear a restrictive legend. In conjunction with the TAMIL Share Purchase Agreement, we and TAMIL entered into a separate registration rights agreement which provides that, within 60 days after the date when TAMIL has purchased all of the shares required to be purchased under the TAMIL Share Purchase Agreement, we will file a registration statement for the resale of the shares sold under that agreement.

In the TAMIL Share Purchase Agreement TAMIL represented to us that it was an “accredited investor” as defined in Regulation D promulgated under the Securities Act, and was also not a “U.S. Person” within the meaning of Regulation S promulgated under the Securities Act. TAMIL also represented that it was not acquiring the shares under the TAMIL Share Purchase Agreement for the benefit of any U.S. Person, that it will be the sole beneficial owner of the shares and that it has not prearranged any sale to any persons in the United States. TAMIL was outside of the United States when it entered into the TAMIL Share Purchase Agreement and is expected to be outside of the United States at such time as it purchases the shares under that agreement. On the basis of the representations and warranties that TAMIL has made to us in the TAMIL Share Purchase Agreement, we believe that the sales of shares of our Common Stock under the TAMIL Share Purchase Agreements will be exempt from the registration requirements of the Securities Act.

TAMIL has advised us that it is related to Trinity.

Trinity Purchases from XOptics and Regency

We believe that, during 2013, Trinity acquired 1,750,000 shares of our Common Stock from XOptics and Regency. The shares acquired from Regency have the benefit of the registration rights that we granted to Trinity in the applicable purchase agreements and related agreements. We further believe that Regency applied a substantial amount of the proceeds from resales it made to Trinity to Regency’s purchases of shares of our Common Stock from us. .

Acquisition of SPHSA

On June 12, 2013, we completed the acquisition of SPHSA and SPHSA’s wholly-owned subsidiary, SPMSA. The terms and conditions of the acquisition were set forth in the Acquisition Agreement, dated August 16, 2012 (the “Acquisition Agreement”), between our subsidiary, SPI, and SPHSA. On December 12, 2012, as part of the Share Exchange, we assumed the obligations of SPI under the Acquisition Agreement. As a result of acquisition, both SPHSA and SPMSA have become our wholly-owned subsidiaries. The financial statements of SPHSA and SPMSA will be fully consolidated with our financial statements, beginning with our financial statements for the quarter ended June 30, 2013. In addition, we now expect to be able to directly control the intellectual property of these entities.

The purchase price for the shares of SPHSA was ZAR 4,000 (approximately $500.00 as of the date of the Acquisition Agreement) per share. The Acquisition Agreement provides that we will settle the purchase price in our shares in the ratios of (i) 1,000 shares of our Common Stock and (ii) 1,000 common shares of our Common Stock for each ZAR 4,000 in principal amount of loans owed by SPHSA to its shareholders.

As a result of the acquisition of SPHSA, we issued 9,864,811 shares of our Common Stock to the former shareholders of SPHSA, after giving effect to conversions of shareholder loans. Of those shares 8,389,836 were issued to Roger Kebble, a shareholder of SPHSA, after giving effect to the conversion of his loans to SPHSA under the terms of the acquisition, and the remaining 1,474,976 shares of its Common Stock were issued to the other 35 shareholders of SPHSA. Transferability of the shares was restricted under the provisions of the Securities Act of 1933, as amended.

Our acquisition of the shares of SPHSA was subject to several conditions imposed by the Reserve Bank of South Africa (“SARB”), the governmental agency which is responsible for administration of that country’s exchange control laws and regulations. With respect to this transaction, SARB required that all shares of our Common Stock that were issued in exchange for the shares of SPHSA be held in custody by a South African bank so that the proceeds of all sales of shares are remitted to South Africa. The custodian bank agreed that it would place orders for the sales of the shares, remit the proceeds of sales only to shareholder banks accounts in South African banks and ensure that the sale process conforms to the sale process as approved by SARB. SARB also required that we place restrictive legends on the share certificates representing the shares of our Common Stock issued to the shareholders of SPHSA, that we complete the registration of the resale of those shares of our Common Stock with the Commission within five months after their issuance and that the former shareholders of SPHSA complete the resales of their shares of our Common Stock within 180 days after our registration statement is declared effective.

Consulting and Employment Agreements

For a more complete discussion of those agreements under which our directors and officers provide their services, see “Item 11. Executive Compensation—Employment and Consulting Agreements.”

Transactions with Other Parties

RD Active Subscription Agreement

On November 26, 2012, SPI entered into a Subscription Agreement (the “Additional Subscription Agreement”) with RD Active Capital Limited, a United Kingdom-based investment manager (“RD Active”), in which RD Active agreed to purchase up to 300,000 new common shares over the period ending January 31, 2013 and under which RD Active had the right to purchase up to 2,700,000 new common shares from the Company during the period ending March 29, 2013 as long as RD Active has purchased the initial 300,000 common shares which it agreed to purchase. All common shares are to be purchased and sold at an issue price of US $1.00 per share. RD Active agreed to purchase the 300,000 new common shares on an installment basis, with 100,000 shares to be purchased on or before each of November 28, 2012, December 21, 2012 and January 31, 2013. On March 28, 2013, we and RD Active agreed to extend the termination date for the Additional Subscription Agreement to April 12, 2013, and on April 12, 2013 we further agreed to extend the ending date to May 31, 2013. As of May 31, 2013, when the agreement had terminated, RD Active and its other purchasers, including Regency, had purchased an aggregate of 1,159,500 shares.

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

As part of the Additional Subscription Agreement, we agreed that we would use our best efforts to register for resale to the public all of our Common Shares that RD Active and any other purchasers under the Additional Subscription Agreement have purchased. Each purchase of shares under the Additional Subscription Agreement was subject to the accuracy of certain representations and warranties made by the purchasers of the shares. Among the representations and warranties made, RD Active represented that it has no offices or presence in the United States of America and none of the accounts that it manages are beneficially owned by citizens or residents of the United States of America.

The Additional Subscription Agreement provided that for purposes of the Securities Act, the shares sold under the Additional Subscription Agreement are restricted securities and may not be resold to any person who is a “U.S. person” as defined by Regulation S under the Securities Act. Moreover, RD Active agreed not to sell or transfer the shares without our prior written consent or in a transaction which has been notified to us and does not involve any U.S. person or any means of commerce in the United States until one year and four days after the Share Exchange. Similarly, any shares which were not included in the registration statement which we were obligated to file may not be sold without our prior written consent or in a transaction of which the Company has been notified and does not involve any U.S. Person or any means of commerce in the United States.

The shares of our Common Stock that we issued to RD Active and the other purchasers under the Additional Subscription Agreement bear legends restricting their transferability until such shares have been sold as part of a registered public offering.

Minaurum Share Purchase Agreement

On September 2, 2013, we entered into the Share Purchase Agreement, dated that July 25, 2013, with Minaurum Limited (“Minaurum”), an existing shareholder, for the purchase of 100,000 shares of our Common Stock at an aggregate price of $100,000. Minaurum performed its obligations under the agreement by purchasing the shares upon full execution of the agreement. We also entered into a Registration Rights Agreement, dated the same date, with Minaurum, under which we are obligated to file with the Commission a registration statement for the resale of the shares of our Common Stock that we issued to Minaurum and to use our best efforts to cause that registration to become effective as promptly as possible after its filing. We filed such registration statement on Form S-1 on February 3, 2014, which registration statement has not yet been declared effective. We also are obligated to use our reasonable best efforts to keep the registration statement that we have filed continuously effective until all of the shares covered by the registration statement have been sold or may be sold under Rule 144 without volume or manner of sale restrictions, including the filing of such post-effective amendments as may be necessary. The Registration Rights Agreement provides that we are to bear all fees and expenses incident to the performance of or compliance with the agreement whether or not any shares are sold pursuant to the registration statement. These costs and expenses include all registration and filing fees (including the fees and expenses of our counsel and independent certified public accountants), as well as all internal expenses incurred in connection with the registration. In addition, if prior to filing the required registration statement, we file a registration statement for the resale by other shareholders of shares of our Common Stock, including that which we are required to file for the former shareholders of SPHSA under the terms of the Acquisition Agreement referred to below under “Item 13. Certain Relationships and Related Transactions—Financing Agreements with Other Persons--Acquisition of SPHSA,” we are required to notify Minaurum Limited of our determination to file a registration statement and include in the registration statement any shares purchased by Minaurum that Minaurum requests.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Rosen Seymour Shapss Martin & Company LLP (“RSSM”) served as the our independent registered public accounting firm for the fiscal year ended December 31, 2013, from and after the closing of the Share Exchange, and is expected to serve in that capacity for the 2014 fiscal year. RSSM served as the independent certified public accounting firm for SPI for 2011 and 2012. Total principal accounting fees for professional services rendered for us and for SPI by RSSM for the twelve months ended December 31, 2013 and December 31, 2012, are summarized as follows:

	Fiscal 2013	Fiscal 2012

Audit	$253,224	$387,622
Tax	—	—
Total	$253,224	$387,622

Seale & Beers CPAs (“Seale”) served as the our independent registered public accounting firm for the fiscal year ended December 31, 2011 and for the fiscal year 2012 until the closing of the Share Exchange. Total principal accounting fees for professional services rendered for us by Seale during these periods are summarized as follows:

	Fiscal 2012 to December 12, 2012	Fiscal 2011

Audit	$8,500	$10,625
Tax	—	—
Total	$8,500	$10,625

Audit Fees.  RSSM’s 2011 audit fees were for professional services rendered in connection with the audit and review of SPI’s audited 2010 and 2011 consolidated financial statements included in our current report on Form 8-K filed on December 13, 2012 and its review of SPI’s 2010 and 2011 quarterly financial statements. RSSM’s 2012 audit fees were for professional services rendered in connection with the audit of SurePure’s 2012 consolidated financial statements included in this annual report on Form 10-K and RSSM’s review of SPI’s quarterly financial statements during 2012. We believe that the 2011 and 2012 audit fees of Seale & Beers were incurred for its audit of the 2010 and 2011 year-end financial statements of SurePure and for its review of the financial statements included in our quarterly reports on Form 10-Q during 2011 and 2012 and for services normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements. RSSM’s 2013 audit fees were for professional services rendered in connection with the audit of SurePure’s 2013 consolidated financial statements included in this annual report on Form 10-K and RSSM’s review of SPI’s quarterly financial statements during 2013.

Tax Fees.  There were no tax fees for professional services related to tax compliance, tax advice and tax planning within the United States that were paid to RSSM.

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

76

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

10.17	Form of Indemnification Agreement. (3)

10.18	Subscription Agreement, dated November 26, 2012, between SurePure Investment Holding AG and RD Active Capital Limited. (4)

10.19	Share Purchase Agreement, dated May 24, 2013, between SurePure, Inc. and Trinity Asset Management (Proprietary) Ltd. (5)

10.20	Waiver under the Share Purchase Agreement, dated May 24, 2013, between SurePure, Inc. and Trinity Asset Management (Proprietary) Ltd. (6)

10.21	Share Purchase Agreement, dated as of July 25, 2013, between SurePure, Inc. and MinAurum Limited. (7)

10.22	Registration Rights Agreement, dated as of July 25, 2013, between SurePure, Inc. and MinAurum Limited. (7)

10.23	Share Purchase Agreement, dated as of July 25, 2013, between SurePure, Inc. and Regency Capital Corporation. (7)

10.24	Registration Rights Agreement, dated as of July 25, 2013, between SurePure, Inc. and Regency Capital Corporation. (7)

10.25	Share Purchase Agreement, dated as of September 19. 2013, between SurePure, Inc. and Trinity Asset Management International Limited (8)

10.26	Registration Rights Agreement, dated as of September 19. 2013, between SurePure, Inc. and Trinity Asset Management International Limited. (8)

10.27	Share Purchase Agreement, dated as of October 25, 2013, between SurePure, Inc. and Regency Capital Corporation. (9)

10.28	Amendment, dated as of November 7, 2013, to the Share Purchase Agreement, dated as of September 19. 2013, between SurePure, Inc. and Trinity Asset Management International Limited. (10)

10.29	Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (11)

16.2	Letter from Seale & Beers, CPAs, dated December 21, 2012, to the Securities and Exchange Commission. (12)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***
The following materials from SurePure, Inc. Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and August 24, 2005 (inception) to December 31, 2013, (iii) Consolidated Statements of Other Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012 and August 24, 2005 (inception) to December 31, 2013, (iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2013 and 2012, and (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and August 24, 2005 (inception) to December 31, 2013 and (v) Notes to Consolidated Financial Statements.

__________________

(1) Incorporated by reference from Exhibit 3 to Form S-1 filed on March 23, 2009, Exhibit 3.1 to Form 8-K filed on July 29, 2011 and Exhibit 3.3 to Form 8-K filed on December 16, 2011.

(2) Incorporated by reference to Exhibit 3.2 to the registration statement of SOEFL Inc. on Form S-1, as filed with the Securities and Exchange Commission on March 23, 2009.

(3) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2012.

(4) Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2013.

(5) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 29, 2013

(6) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2013.

(7) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 5, 2013.

(8) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 26, 2013

(9) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 30, 2013

(10) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 12, 2013

(11) Incorporated by reference to the Company’s Current Report on Form8-K filed with the Commission on November 25, 2013

(12) Incorporated herein by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on December 21, 2012.

* Filed herewith.

** Furnished herewith.

*** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy R. Kebble	Chief Executive Officer; Director	March 27, 2014
Guy R. Kebble	(Principal Executive Officer)

/s/ Stephen M. Robinson	Chief Financial Officer; Director	March 27, 2014
Stephen M. Robinson	(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of, or are incorporated by reference into, this annual report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation of SurePure, Inc., as amended. (1)

3.2	Bylaws of SurePure, Inc. (2)

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

81

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

10.17	Form of Indemnification Agreement. (3)

10.18	Subscription Agreement, dated November 26, 2012, between SurePure Investment Holding AG and RD Active Capital Limited. (4)

10.19	Share Purchase Agreement, dated May 24, 2013, between SurePure, Inc. and Trinity Asset Management (Proprietary) Ltd. (5)

10.20	Waiver under the Share Purchase Agreement, dated May 24, 2013, between SurePure, Inc. and Trinity Asset Management (Proprietary) Ltd. (6)

10.21	Share Purchase Agreement, dated as of July 25, 2013, between SurePure, Inc. and MinAurum Limited. (7)

10.22	Registration Rights Agreement, dated as of July 25, 2013, between SurePure, Inc. and MinAurum Limited. (7)

10.23	Share Purchase Agreement, dated as of July 25, 2013, between SurePure, Inc. and Regency Capital Corporation. (7)

10.24	Registration Rights Agreement, dated as of July 25, 2013, between SurePure, Inc. and Regency Capital Corporation. (7)

10.25	Share Purchase Agreement, dated as of September 19. 2013, between SurePure, Inc. and Trinity Asset Management International Limited (8)

10.26	Registration Rights Agreement, dated as of September 19. 2013, between SurePure, Inc. and Trinity Asset Management International Limited. (8)

10.27	Share Purchase Agreement, dated as of October 25, 2013, between SurePure, Inc. and Regency Capital Corporation. (9)

10.28	Amendment, dated as of November 7, 2013, to the Share Purchase Agreement, dated as of September 19. 2013, between SurePure, Inc. and Trinity Asset Management International Limited. (10)

10.29	Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (11)

16.2	Letter from Seale & Beers, CPAs, dated December 21, 2012, to the Securities and Exchange Commission. (12)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***
The following materials from SurePure, Inc. Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and August 24, 2005 (inception) to December 31, 2013, (iii) Consolidated Statements of Other Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012 and August 24, 2005 (inception) to December 31, 2013, (iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2013 and 2012, and (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and August 24, 2005 (inception) to December 31, 2013 and (v) Notes to Consolidated Financial Statements.

__________________

(1) Incorporated by reference from Exhibit 3 to Form S-1 filed on March 23, 2009, Exhibit 3.1 to Form 8-K filed on July 29, 2011 and Exhibit 3.3 to Form 8-K filed on December 16, 2011.

(2) Incorporated by reference to Exhibit 3.2 to the registration statement of SOEFL Inc. on Form S-1, as filed with the Securities and Exchange Commission on March 23, 2009.

(3) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2012.

(4) Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2013.

(5) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 29, 2013

(6) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2013.

(7) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 5, 2013.

(8) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 26, 2013

(9) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 30, 2013

(10) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 12, 2013

(11) Incorporated by reference to the Company’s Current Report on Form8-K filed with the Commission on November 25, 2013

(12) Incorporated herein by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on December 21, 2012.

* Filed herewith.

** Furnished herewith.

*** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SurePure, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Financial Statements

Years Ended December 31, 2013 and 2012 and
From August 24, 2005 (inception) to December 31, 2013

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONTENTS

December 31, 2013

Page

Consolidated Financial Statements

Report of Independent Registered Public Accountants	F-2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and for the period from August 24, 2005 (inception) to December 31, 2013	F-4

Consolidated Statements of Other Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012 and for the period from August 24, 2005 (inception) to December 31, 2013	F-5

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2013 and 2012	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the period from August 24, 2005 (inception) to December 31, 2013	F-7

Notes to Consolidated Financial Statements	F-8 to F-23

Report of Independent Registered Public Accounting Firm

Board of Directors
SurePure Inc. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of SurePure, Inc. and Subsidiaries (“SurePure” or the “Company”) (a development stage company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit, other comprehensive income (loss) and cash flows for each of the years in the two-year period ended December 31, 2013, and for the period from August 24, 2005 (inception) to December 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SurePure, Inc. and Subsidiaries at December 31, 2013 and 2012, and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended December 31, 2013, and for the period from August 24, 2005 (inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Rosen Seymour Shapss Martin & Company LLP
CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
March 27, 2014

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

December 31, 2013 and 2012

	2013	2012

Assets

Current assets:
Cash	$20,870	$142,373
Accounts receivable, net	29,029	19,948
Prepaid expenses and other current assets	146,382	128,646
Total current assets	196,281	290,967

Property and equipment, net	-	4,616

Other assets:
Intangible assets, net	112,290	128,958

Total assets	$308,571	$424,541

Liabilities and Equity (Deficit)

Current liabilities:
Accounts payable and other current liabilities	$703,421	$790,930
Due to officers/stockholders	725,699	247,259
Income taxes payable	533	409
Loan payable	231,490	-

Total current liabilities	1,661,143	1,038,598

Long-term liabilities:
Loans from stockholders	-	3,241,768
Other loans payable	-	219,549

Total long-term liabilities	-	3,461,317

Total liabilities	1,661,143	4,499,915

Commitments and contingencies

Equity (deficit):
Stockholder's equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized, 39,937,432 shares issued and outstanding (23,542,184 shares issued and outstanding as at December 31, 2012)	39,937	23,542
Preferred stock, $0.01 par value, 31,155,282 shares authorized, 19,800,000 shares issued and outstanding (22,665,447 shares issued and outstanding as at December 31, 2012)	198,000	226,654
Additional paid-in capital	28,728,466	20,920,817
Equity of former variable interest entities	-	920,980
Other comprehensive income	907,756	360,464
Deficit accumulated during the development stage	(31,226,731)	(25,192,142)
Total stockholders’ equity (deficit)	(1,352,572)	(2,739,685)

Noncontrolling interest	-	(1,335,689)

Total equity (deficit)	(1,352,572)	(4,075,374)

Total liabilities and equity (deficit)	$308,571	$424,541

See notes to Consolidated Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations

Years Ended December 31, 2013 and 2012 and August 24, 2005 (inception) to December 31, 2013

			Cumulative
			From
			August 24,
			2005
	December 31,		(inception) to
	2013	2012	December 31, 2013

Sales	$170,838	$594,445	$2,435,248

Cost of sales	8,602	92,338	1,546,098

Gross profit	162,236	502,107	889,150

Expenses:
General and administrative expenses (includes equity-based compensation of $151,053, $0, and $151,053)	4,020,530	4,103,317	24,413,037
Promotion and marketing	165,355	83,046	756,741
Research and development	227,011	296,844	3,856,311
Depreciation and amortization	21,283	24,661	197,382
Impairment of patent	-	-	537,631

Total expenses	4,434,179	4,507,868	29,761,102

Loss from operations	(4,271,943)	(4,005,761)	(28,871,952)

Other income (expense):
Interest income	2,033	49	373,891
Interest expense	(152,097)	(408,863)	(2,609,323)
Exchange rate gains and losses	2,885	(3,884)	(22,502)
Loss on disposition of fixed assets	-	-	(64,172)

Total other (expense) income	(147,179)	(412,698)	(2,322,106)

Loss before provision for taxes	(4,419,122)	(4,418,459)	(31,194,058)

Provision for income taxes	-	-	32,673

Net loss	(4,419,122)	(4,418,459)	(31,226,731)

Net loss attributable to non-controlling interest	(17,653)	(117,786)	(1,633,120)

Net loss attributable to SurePure	$(4,401,469)	$(4,300,673)	$(29,593,611)

Loss per share – basic and diluted attributable
to SurePure common stockholders	$(0.14)	$(0.11)	$(1.08)

Weighted average shares outstanding -
basic and diluted	31,780,016	38,395,001	27,468,728

See notes to Consolidated Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Other Comprehensive Income (Loss)

Years Ended December 31, 2013 and 2012 and August 24, 2005 (inception) to December 31, 2013

			Cumulative
			From
			August 24,
			2005
	December 31,		(inception) to
	2013	2012	December 31, 2013

Net loss	$(4,419,122)	$(4,418,459)	$(31,226,731)

Other comprehensive income, net of tax

Unrealized gain on foreign
currency translation	461,073	134,871	907,756

Comprehensive loss	(3,958,049)	(4,283,588)	(30,318,975)

Less: Comprehensive income (loss) attributable
to noncontrolling interest	122,083	(79,377)	(1,407,165)

Comprehensive loss attributable
to SurePure, net of tax	$(4,080,132)	$(4,204,211)	$(28,911,810)

See notes to Consolidated Financial Statements.

 SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2013 and 2012

					Equity in			Accumulated
	Common			Additional	Variable	Retained		Other	Stock
	Shares	Common	Preferred	Paid-in	Interest	Earnings	Noncontrolling	Comprehensive	Subscription
	Issued	Stock	Stock	Capital	Entities	(Deficit)	Interest	Income	receivable	Total

Balances-January 1, 2012	26,822,215	257,431		14,067,931	1,004,150	(20,891,469)	(1,256,312)	264,002	(42,141)	(6,596,408)

Issuance of common stock, pre-merger	2,500,000	25,501		2,474,499						2,500,000

Conversion of stockholder loans	7,378,416	75,206		3,614,002						3,689,208

Imputed interest on stockholder loans				380,414						380,414

Adjustment for reverse merger	(13,393,447)	(334,831)	226,654	149,206	(83,170)				42,141	-

Issuance of common stock, post-merger	235,000	235		234,765						235,000

Net (loss) for the year						(4,300,673)	(117,786)			(4,418,459)

Unrealized gain on foreign currency translation adjustment	-	-	-	-	-	-	38,409	96,462	-	134,871

Balances-December 31, 2012	23,542,184	$23,542	$226,654	$20,920,817	$920,980	$(25,192,142)	$(1,335,689)	$360,464		$(4,075,374)

Issuance of common stock for cash	3,237,318	3,237		3,234,081						3,237,318

Imputed interest on stockholder loans				105,925						105,925

Conversion of preferred stock to common stock	2,865,447	2,865	(28,654)	25,789						-

Conversion of other loans payable to common stock	222,672	223		222,449						222,672

Issuance of common stock for consulting services	205,000	205		190,295						190,500

Conversion of stockholders loans to former VIE to common stock	6,864,811	6,865		2,766,519						2,773,384

Adjustment to reflect acquisition of former VIE's	3,000,000	3,000	-	1,111,538	(920,980)	(1,633,120)	1,213,606	225,956		-

Equity-based compensation				151,053						151,053

Net (loss) for the year						(4,401,469)	(17,653)			(4,419,122)

Unrealized gain on foreign currency translation adjustment	-	-	-	-	-	-	139,736	321,336		461,072

Balances- December 31, 2013	39,937,432	$39,937	$198,000	$28,728,466	$-	$(31,226,731)	$-	$907,756	-	$(1,352,572)

See notes to Consolidated Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Cash Flows

Years Ended December 31, 2013 and 2012 and August 24, 2005 (inception) to December 31, 2013

			Cumulative From
			August 24, 2005
			(inception) to
	2013	2012	December 31, 2013

Cash from operating activities:
Net loss	$(4,419,122)	$(4,418,459)	$(31,226,731)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	21,283	24,661	197,382
Impairment of patent	-	-	537,631
Loss on sale of property and equipment	-	-	64,172
Imputed interest on stockholders loans	105,925	380,414	2,469,862
Issuance of common stock for consulting services	190,500	-	190,500
Equity-based compensation	151,053	-	151,053
Changes in assets and liabilities:
Accounts receivable	(9,081)	60,252	(29,029)
Prepaid expenses and other current assets	(17,736)	(57,043)	(146,382)
Accounts payable	(87,509)	53,977	703,421
Due to officers/stockholders	478,440	(225,870)	725,699
Income taxes payable	124	(308)	533

Total cash used in operating activities	(3,586,123)	(4,182,376)	(26,361,889)

Cash from investing activities:
Purchase of property and equipment	-	-	(181,760)
Proceeds from sales of property and equipment	-	-	16,860
Acquisition of patents	-	-	(746,576)

Total cash used in investing activities	-	-	(911,476)

Cash from financing activities:
Proceeds from sale of equity	3,237,318	2,735,000	16,895,787
Proceeds from equity of former variable interest entities	-	-	83,309
Proceeds from loans from stockholders	-	1,499,854	9,421,605
Proceeds from (payments of) other loans payable	234,612	(80,451)	454,161

Total cash provided by financing activities	3,471,930	4,154,403	26,854,862

Effect of exchange rate changes on cash and cash equivalents	(7,310)	134,871	439,373

Net (decrease) increase in cash	(121,503)	106,898	20,870

Cash, beginning of period	142,373	35,475	-

Cash, end of period	$20,870	$142,373	$20,870

Supplemental disclosures:
Interest paid	$1,309	$28,449	$70,005

Income taxes paid	$-	$-	$32,673

Conversion of stockholders’ and other loans to equity	$2,996,056	$3,689,208	$8,061,493

Conversion of other loans payable to stockholders’ loans	$-	$300,000	$300,000

Conversion of stockholders’ loans to equity of former variable interest entities	$-	$-	$1,114,400

Imputed interest on stockholders’ loans reported as an increase to additional paid-in capital	$105,925	$380,414	$2,469,862

Conversion of equity of former variable interest entities to equity of company	$1,114,539	$-	$1,114,539

Conversion of preferred stock to common stock and additional paid-in capital	$28,654	$-	$28,654

See notes to Consolidated Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

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

Basis of Presentation and Consolidation

These consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries. The entities that were formerly accounted for as variable interest entities (“VIE’s”) are now accounted for as wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. As a development stage entity, the Company is devoting most of its efforts to establishing its business; therefore, the accompanying consolidated statements of operations, comprehensive income (loss), and cash flows present cumulative amounts since inception.

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013 and 2012

The Company’s wholly-owned subsidiaries are as follows:

⋅ SurePure Operations AG (“SPO”), which markets the products of the Group and earns its revenue by selling or otherwise distributing equipment utilizing the Group’s technology globally. SPO owns a patent for the Group’s technology in various countries;

⋅ SurePure Latin America Maqinas de Purificasao UVC Ltda. (“SPLAM”), which conducts no operations currently;

⋅ SurePure Participations AG (“SPP”), which was a minority stockholder of SPI and is part of the common holding structure of the Group. SPP has no operations and all of its expenses have been and will continue to be paid by SPI. Formerly a VIE, SPP became a subsidiary as a result of the Share Exchange on December 12, 2012; and

⋅ SurePure Holdings South Africa (Pty) Ltd. and its wholly-owned subsidiary, SurePure Marketing South Africa (Pty) Ltd. (“SPMSA”), which holds the South African patent, manufacture the products of the Group and earn revenue from selling or otherwise distributing equipment utilizing the Group’s technology. Formerly VIE’s, these entities became subsidiaries as a result of their acquisition on June 12, 2013.

The Group’s reporting currency is the United States Dollar (“USD”) and these consolidated financial statements are presented in USD or “$.”

Use of Estimates

Generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013 and 2012

Accounts Receivable

The Group performs regular credit evaluations of customers to which it provides sales on credit terms, and adjusts credit limits based on the customer’s payment history and reassessments of their creditworthiness. The Group continuously monitors its collections and establishes a provision for estimated doubtful accounts, if necessary. No allowance for doubtful accounts was deemed to be necessary at December 31, 2013 and 2012.

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

Intangible Assets

Intangible assets consist of patents in various countries around the world for the Company’s UV-C purification technology. The patents were initially recognized at their cost and are being amortized on a straight-line basis over their estimated useful lives of twelve years beginning with the acquisition of the patents in 2008. The patents expire in October 2020.

The Group evaluates the carrying value of its intangible assets for impairment at least annually or when events or changes in circumstances are identified by management that indicate that such carrying values may not be fully recoverable. The evaluation involves estimating the future undiscounted cash flows expected to be derived from the assets to assess whether or not a potential impairment exists. As a result of its evaluations, management determined that it was not necessary to recognize a loss on impairment of its intangible assets for the years ended December 31, 2013 and 2012. During the period from inception to December 31, 2013, impairment losses on intangible assets of $537,631 were recognized.

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013 and 2012

Fair Value of Financial Instruments

Financial instruments include accounts receivables, accounts payable and loan payable. As of December 31, 2013 and 2012, the carrying values of the financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Equity-Based Compensation

The Company measures compensation cost for all stock options granted based on fair value on the measurement date, which is typically the grant date. The fair value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton option valuation model. The fair value of each share is based on the fair market value of the Company’s common stock on the date of the grant. Equity-based compensation expense is recognized on a straight-line basis over the requisite service period for each stock option or stock grant expected to vest with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations.

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

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013 and 2012

Exchange rates used for conversion of foreign items to USD at the end of each of 2013 and 2012 and the average exchange rates for those years were:

	December 31,	December 31,
	2013	2012
CHF:
Reporting date	1.1230	1.0942
Average for period	1.0790	1.0667

BRL:
Reporting date	0.4232	0.4880
Average for period	0.4645	0.5133

ZAR:
Reporting date	0.0952	0.1178
Average for period	0.1040	0.1219

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

Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are computed by dividing net income or loss by the weighted average number of shares of Common Stock outstanding during the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue shares of Common Stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into shares of Common Stock or could otherwise cause the issuance of shares of Common Stock that then would share in earnings (losses).  Such potential issuances of additional shares of Common Stock are included in the computation of diluted earnings per share.  Except as disclosed in Notes 7 and 12 of these Notes to Consolidated Financial Statements, the Company has no securities or other contracts to issue shares of Common Stock that could cause any dilution of earnings.  In addition, when there is a loss, diluted loss per share is not computed because any potential additional common shares of Common Stock would reduce the reported loss per share and therefore have an anti-dilutive effect.

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013 and 2012

2. Property and Equipment

Property and equipment consists of the following:

	December 31,	December 31,
	2013	2012

Machinery and equipment	$5,010	$5,010
Furniture and fixtures	12,753	12,753
Motor vehicles	14,400	14,400
Office and computer equipment	12,647	12,647
	44,810	44,810
Less: Accumulated depreciation	44,810	40,194

Property and equipment, net	$-	$4,616

Depreciation expense was approximately $4,600, $8,000 and $97,300 for the years ended December 31, 2013 and 2012 and for the period from inception to December 31, 2013, respectively.

3. Intangible Assets

Intangible assets consist of the following:

	December 31,	December 31,
	2013	2012

Patents	$208,943	$208,943
Less: Accumulated amortization	96,653	79,985

Intangible assets, net	$112,290	$128,958

Amortization expense was approximately $16,700, $16,700 and $100,100 for the years ended December 31, 2013 and 2012 and for the period from inception to December 31, 2013, respectively.

4. Due to Officers/Stockholders

Due to officers/stockholders consists of unpaid salaries, accrued leave and advances from two executives and one employee/stockholder totaling $725,699 and $247,259 at December 31, 2013 and 2012, respectively. The Company’s chief executive officer has not been paid a portion of his salary since September 30, 2013 and as of December 31, 2013 was due $42,219. The Company’s chief financial officer has not been paid any of his salary or reimbursed any of his business expenses since October 2012. The amount owed to the chief financial officer as of December 31, 2013 was salary of $399,786 and expenses of $101,194.

5. Stockholders and Other Loans Payable

Stockholder and other loans payable consisted of advances by individuals and companies to the Group.  Certain of the lenders were either stockholders or were related to stockholders.  None of these loans were supported by notes and none had a provision for interest or repayment.  The Company has imputed interest on these loans.  The rates of interest used to impute interest on these loans range from 4% per annum to 15% per annum during the periods in which these loans were outstanding and represent management’s best estimate of the interest rates that would be applicable to Company in a third-party marketplace. These loans were converted into common shares of SPHSA which were then exchanged for shares of Common Stock in the acquisition of SPHSA that was completed on June 12, 2013, at which time interest on these loans was no longer required to be imputed.  Imputed interest on these loans was $105,925, $380,414 and $2,469,862 for the years ended December 31, 2013 and 2012 and for the period from inception to December 31, 2013, respectively.  These amounts are included in interest expense in the accompanying consolidated statements of operations and are reflected as an increase in additional paid-in capital in the accompanying consolidated statements of stockholders’ deficit.

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013 and 2012

In October 2012, the Company and three lenders whose balances were reflected in Other Loans Payable at December 31, 2012 revised their agreements orally and these agreements were later formalized in writing effective January 2013.  The Company agreed with each of these lenders that it would pay interest at 5% per annum on the outstanding balances retroactive to the time that the loans were made in 2011 and it would repay each of these lenders $105,000 in October 2012.  Interest on these loans was approximately $3,100, $13,800 and $27,700 for the years ended December 31, 2013 and 2012 and for the period from inception to December 31, 2013, respectively.  On April 4, 2013, these lenders and the Company further agreed that the lenders would be granted the right to convert each $1.00 of principal and interest that was unpaid under their agreements into one share of Common Stock upon the effective date of the Company’s registration statement which the Company had filed to register the resale of certain shares of the Common Stock.  Pursuant to these agreements, these loans were converted into shares of Common Stock at the time that the registration statement was declared effective on May 16, 2013.

On April 4, 2013, SPMSA borrowed ZAR 2 million (approximately $201,000) from a lender pursuant to a note.  The terms of the loan provide for interest of 2% per month on the outstanding balance which is payable together with the principal balance no later than December 31, 2013.  An officer and stockholder of the Company has deposited 1,000,000 shares of Common Stock with the lender as security for the repayment of the loan to SPMSA.  On September 26, 2013, the repayment date was extended to October 31, 2013.  On October 31, 2013, the repayment date was extended to November 30, 2013.  On November 21, 2013, the repayment date was further extended to March 31, 2014.  Interest on this loan was approximately $41,700 for the year ended December 31, 2013 and for the period from inception to December 31, 2013, respectively.  As of December 31, 2013, the unpaid balance on this loan was $231,490 and is included in loans payable in the accompanying Consolidated Balance Sheet.

6. Equity

Common Stock through the date of the Share Exchange consisted of the common stock of SPI.    The amounts presented for periods prior to the Share Exchange were denominated in CHF and have been translated from CHF to USD using the exchange rates in effect on the date of each issuance.  As of December 31, 2011, SPI had 26,822,215 common shares issued and outstanding.  During 2012 prior to the Share Exchange, SPI issued 2,500,000 shares in connection with the subscription agreement referenced in Note 7 of these Notes to Consolidated Financial Statements and 7,378,416 shares in connection with the conversion of SPI stockholder loans to common shares, resulting in 36,700,631 common shares of SPI being outstanding immediately prior to the Share Exchange.

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013 and 2012

On December 12, 2012, SurePure US designated 31,155,282 of its authorized shares of preferred stock as Nonvoting Convertible Preferred Stock, par value $0.01 per share.  Under the terms of the Certificate of Designation (the “Certificate”), each share of Nonvoting Convertible Preferred Stock is convertible into one share of Common Stock, subject to certain limitations and restrictions as defined in the Certificate.

The issued shares of Nonvoting Convertible Preferred Stock automatically convert, at the applicable conversion ratio as defined in the Certificate, into shares of the Company’s Common Stock upon the assignment, sale or other transfer of shares to any person other than an affiliate of the holder of the seller.  Any assignee, purchaser or other transferee may surrender certificates representing the assigned shares to the Company and will receive shares of the Company’s Common Stock in return.

During the year ended December 31, 2013, the preferred stockholder converted 2,865,447 shares of the Company’s preferred stock into 2,865,447 shares of the Company’s Common Stock. At December 31, 2013 and December 31, 2012, there were 19,800,000 and 22,665,447 issued and outstanding shares of the Company’s preferred stock.

Effective with the acquisition of SPHSA on June 12, 2013,  3,000 common shares of SPHSA were then exchanged for 3,000,000 shares of the Company’s Common Stock, which shares are treated as being outstanding as of June 12, 2013.    The shareholder loans of SPHSA were converted to 6,865 common shares of SPHSA which were then exchanged for 6,864,811 shares of the Company’s Common Stock, which shares are treated as being outstanding as of June 12, 2013.

On September 1, 2013, the Company issued 60,000 common shares to a consultant in exchange for services.  The shares issued and the related consulting services were valued at $60,000 based upon a value of $1.00 per share, which was the closing price of the shares of the Company’s Common Stock on the last trading day prior to September 1, 2013.  On December 19, 2013, the Company issued 145,000 common shares to two consultants in exchange for services.  The shares issued and the related consulting services were valued at $130,500 based upon a value of $.90 per share, which was the closing price of the shares of the Company’s Common Stock on the last trading day prior to December 19, 2013.

At December 31, 2013 and December 31, 2012, after giving effect to the acquisition of SPHSA, there were 39,937,432 and 23,542,184 shares of the Company’s Common Stock issued and outstanding.

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013 and 2012

7. Stock Subscription Agreements; Share Purchase Agreements

On November 26, 2012, the Company entered into a Subscription Agreement with RD Active Capital Limited, a United Kingdom-based investment manager (“RD Active”), in which RD Active agreed to purchase up to 300,000 new shares of Common Stock over the period ending January 31, 2013 and acquired the right to purchase up to 2,700,000 new shares of Common Stock through March 31, 2013 as long as RD Active purchased the 300,000 new shares of Common Stock.  The right to purchase shares of Common Stock was extended on March 28, 2013 to April 12, 2013, and on April 12, 2013 the right to purchase shares of Common Stock was further extended to May 31, 2013.  All shares of Common Stock were purchased and sold at an issue price of $1.00 per share.  Under the terms of the Subscription Agreement, RD Active had the right to exercise the additional purchase right on its own behalf and resell to other purchasers or had the right to place the additional shares directly with other purchasers.  Pursuant to the terms and conditions of the Share Exchange, the Company had assumed the obligations of SPI under the Subscription Agreement.  Under this Subscription Agreement, RD Active had purchased 1,159,500 shares of Common Stock, including 924,500 shares of Common Stock during the year ended December 31, 2013.  RD Active’s right to purchase additional shares of Common Stock under the waiver terminated on May 31, 2013.

On May 24, 2013, the Company entered into a Share Purchase Agreement with Trinity Asset Management (Proprietary) Limited, a South Africa-based investment manager (“Trinity”), in which Trinity agreed to purchase 1,000,000 new shares of the Company’s Common Stock at $1.00 per share in three installments: 250,000 shares on May 24, 2013, 250,000 shares May 31, 2013 and 500,000 shares on June 28, 2013.  If Trinity complied with its purchase commitment, it would also have had the right to purchase up to 1,000,000 additional shares of Common Stock at $1.35 per share before July 31, 2013 by providing written notice three days prior to the purchase of the additional shares.  As of June 12, 2013, Trinity had purchased 50,000 of the second installment of 250,000 shares of Common Stock, and demand was made for the unpaid portion of the second installment.  On June 26, 2013, the Company granted a waiver of time until July 31, 2013 for Trinity to purchase the remaining shares of Common Stock that were to have been  purchased by June 28, 2013.  During June and July 2013, Trinity purchased 101,318 additional shares of the second installment.  Trinity’s right to purchase additional shares under its share purchase agreement terminated on July 31, 2013.

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013 and 2012

Effective July 25, 2013, Regency Capital Corporation, a Turks and Caicos Islands corporation (“Regency”), agreed to subscribe for and purchase 661,500 shares of the Company’s Common Stock in three equal installments of 220,500 shares each over the period ending September 13, 2013.  Regency completed the purchase of all 661,500 shares as agreed.  All shares of Common Stock under this share purchase agreement were purchased and sold at an issue price of $1.00 per share.

Effective  July 25, 2013, the Company entered into a Share Purchase Agreement with Minaurum Limited, a Malta-based investment manager (“Minaurum”), in which Minaurum agreed to purchase 100,000 new shares of the Company’s Common Stock on that day.  Minaurum completed the purchase as agreed.  These shares of Common Stock were purchased and sold at an issue price of $1.00 per share.

On September 20, 2013, the Company and Trinity Asset Management International Limited (“TAMIL”), a company formed under the laws of Mauritius, entered into the Share Purchase Agreement (the “TAMIL Share Purchase Agreement”), dated as of September 19, 2013, under which TAMIL agreed to purchase 900,000 shares of the Company’s Common Stock in monthly installments during the period ending March 25, 2014.  The agreement required that TAMIL purchase the first 360,000 shares on September 30, 2013 or on such later date, not later than October 25, 2013 as the Company and TAMIL may agree.  TAMIL agreed to purchase the remaining 540,000 shares in six installments of 90,000 shares each during the months beginning October 2013 and ending March 2014. TAMIL did not purchase any shares during the third quarter or fourth quarter of 2013. On November 7, 2013, the Company and TAMIL amended the Share Purchase Agreement to permit TAMIL to purchase the 900,000 shares of Common Stock at any time until March 25, 2014 and to modify the purchase price to be paid for the shares to be the greater of $1.00 per share or 92% of the volume weighted average price per share for the 20 trading days prior to the third business day before the purchase and sale of the shares. Subsequent to December 31, 2013, TAMIL has purchased 184,825 shares of the Company’s Common Stock under the agreement for a purchase price of $184,825.

On October 25, 2013, the Company entered into an additional Share Purchase Agreement with Regency, an existing stockholder, under which Regency agreed to purchase 600,000 shares of Common Stock during the period ended October 31, 2013.  All shares of Common Stock under this additional share purchase agreement with Regency were purchased at an issue price of $1.00 per share during October 2013.

On November 22, 2013, the Company entered into an additional Share Purchase Agreement with Regency, under which Regency agreed to purchase a total of 170,000 shares of Common Stock during the period ended November 30, 2013.  In addition, Regency was given an option to purchase an additional 430,000 shares of Common Stock before January 31, 2014.  Regency purchased the 170,000 shares of Common Stock as agreed and purchased an additional 380,000 shares of Common Stock through December 31, 2013.  The remaining 50,000 shares of the Company’s Common Stock were purchased subsequent to December 31, 2013.  All shares of Common Stock under this additional share purchase agreement with Regency were purchased at an issue price of $1.00 per share.  On February 13, 2014, effective as of January 31, 2014, this agreement was amended to grant Regency an option to purchase an additional 500,000 common shares not later than March 31, 2014 at the greater of $1.00 and 92% of the volume-weighted average price of for the 20 trading days ending on the third trading day before each additional share closing (the “Amendment Option Price”).  Under this agreement as amended and subsequent to December 31, 2013, Regency has purchased 440,000 shares of the Company’s Common Stock for an aggregate purchase price of $440,000.  On March 19, 2014, the Company and Regency entered into a second amendment of the Share Purchase Agreement that granted Regency the right to purchase 1,000,000 additional shares of Common Stock during the period ending June 30, 2014 at a cash purchase price equal to the Amendment Option Price.

During the first quarter of 2014 the Company issued an aggregate of 674,825 shares of its Common Stock for aggregate gross proceeds of $674,825.

During the first quarter of 2014 the holder of the Company’s convertible preferred shares converted 3,000,000 shares of Preferred Stock into 3,000,000 shares of Common Stock.

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013 and 2012

8. Stockholders’ Deficit

The consolidated stockholders’ equity of the Company consists of common stock, additional paid-in capital, retained deficit and accumulated other comprehensive income. The amounts for equity in variable interest entities and noncontrolling interest have been reclassified to additional paid-in capital, retained earnings and accumulated other comprehensive income effective with the acquisition of SPHSA on June 12, 2013.

9. Income Taxes

The Company and its subsidiaries file income tax returns in Switzerland, South Africa, the United States and Brazil.  The components of income (loss) from operations before income taxes, by jurisdiction, are as follows:

			From August 24, 2005
	Years Ended December 31,		(inception) to
	2013	2012	December 31, 2013
Switzerland	$(2,883,099)	$(3,724,792)	$(19,398,984)
South Africa	(234,099)	(678,233)	(9,536,218)
United States	(1,301,924)	(15,434)	(1,317,358)
Brazil	-	-	(941,498)
Total	$(4,419,122)	$(4,418,459)	$(31,194,058)

The provision for income taxes shown in the accompanying consolidated statements of operations consists consists of the following:

			From August 24, 2005
	Years Ended December 31,		(inception) to
	2013	2012	December 31, 2013
Current tax provision:
Switzerland	$-	$-	$32,673
South Africa	-	-	-
United States	-	-	-
Brazil	-	-	-
Total current tax provision	-	-	32,673

Deferred tax provision:
Switzerland	(513,023)	(532,307)	(3,343,233)
South Africa	(19,435)	(103,576)	(1,840,984)
United States	(455,673)	(5,402)	(461,075)
Brazil	-	-	(235,375)
Change in valuation allowance	988,131	641,285	5,880,667
Total deferred provision	-	-	-

Total	$-	$-	$32,673

The Company has determined that the future tax benefits from net operating losses are not likely to be realized in future periods and a full valuation allowance has been provided for all periods.

The income tax effect of each type of temporary difference giving rise to the net deferred tax asset as follows:

	December 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$5,880,667	$4,892,536
Less: valuation allowance	(5,880,667)	(4,892,536)

Total	$-	$-

The following reconciles the effective income tax rates with the statutory rates for the years ended December 31, 2013 and 2012 and  for the period from August 24, 2005 (inception) to December 31, 2013:

			United
	Switzerland	South Africa	States	Brazil	Total

Statutory rate of tax	8.5%/18%	28.0%	35.0%	25.0%

Year ended December 31, 2013:
Net (loss) from operations before taxes	$(2,883,099)	$(234,099)	$(1,301,924)	$-	$(4,419,122)

As calculated at the statutory rate	(513,023)	(65,548)	(455,673)	-	(1,034,244)

Permanent differences	-	46,113	-	-	46,113
Change in valuation reserves	513,023	19,435	455,673	-	988,131

Provision for income taxes	$-	$-	$-	$-	$-

Year ended December 31, 2012:
Net (loss) income from operations before taxes	$(3,724,792)	$(678,233)	$(15,434)	$-	$(4,418,459)

As calculated at the statutory rate	(531,639)	(189,905)	(5,402)	-	(726,946)

Permanent differences	(668)	86,329	-	-	85,661
Change in valuation reserves	532,307	103,576	5,402	-	641,285

Provision for income taxes	$-	$-	$-	$-	$-

			United
	Switzerland	South Africa	States	Brazil	Total

For the period from August 24, 2005 (inception) to December 31, 2013:
Net (loss) from operations before taxes	$(19,398,984)	$(9,536,218)	$(1,317,358)	$(941,498)	$(31,194,058)

As calculated at the statutory rate	(3,322,885)	(2,670,141)	(461,075)	(235,375)	(6,689,476)

Permanent differences	12,325	829,157	-	-	841,482
Change in valuation reserves	3,343,233	1,840,984	461,075	235,375	5,880,667

Provision for income taxes	$32,673	$-	$-	$-	$32,673

Permanent differences are principally related to loss on disposal of property and equipment, interest and penalties and unallowable expenses.

The Company and Group members remain subject to tax examinations for the year ended December 31, 2013 in Switzerland and South Africa, for the six years ended December 31, 2013 in the U.S and for the four years ended December 31, 2013 in Brazil.

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013 and 2012

The Company has been notified by the Internal Revenue Service of assessments totaling $40,000 for the failure by the management of the Company prior to the December 12, 2012 share exchange to file certain information returns for the years 2008-2011.  The Company has requested administrative relief from the assessments by the Internal Revenue Service but has not received a determination as to whether any relief will be granted.  The assessments have been included in the accompanying Consolidated Financial Statements in general and administrative expenses.

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

Years Ended December 31, 2013 and 2012

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

12. 2012 Stock Option Plan

On December 11, 2012, the Company adopted the 2012 Stock Plan (“the Plan”).  Under the terms of the Plan, 3,000,000 shares of our Common Stock have been reserved for future issuance.  The Plan authorizes the granting of non-qualified stock options to our directors and to any independent consultants.  The Plan is administered by the Company’s board of directors, and may also be administered by  a committee appointed by the board of directors (the “Committee”).  The Committee may determine persons eligible for grants and the timing, type, amount, fair market value and other provisions of such grants.  The Committee will have authority, subject to the express provisions of the Plan, to construe the Plan and the option agreements granted pursuant to the Plan, to prescribe, amend and rescind rules and regulations relating to the Plan, and to make all other determinations in the judgment of the Committee necessary or desirable for the administration of the Plan.  The Committee may correct any defect or supply any omission or reconcile any inconsistency in the Plan or in any option agreement in the manner and to the extent it shall deem expedient to promote the best interests of the Company.  The Plan terminates on December 9, 2022.

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

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013 and 2012

On November 12, 2013, the Company granted non-qualified stock options to purchase an aggregate of 475,000 shares of the Company’s Common Stock under the Plan,each at an exercise price of $0.89 per share. The options vest over three years as follows:

Options vested on November 12, 2013	190,000
Options vesting on November 12, 2014	142,500
Options vesting on November 12, 2015	142,500

475,000

The Company uses the Black-Scholes Merton option pricing model to estimate the fair value of stock options.  The principal assumptions utilized in valuing stock options include the expected stock price volatility (based on the most recent historical period beginning December 12, 2012); the expected option life; the expected dividend yield; and the risk-free rate (an estimate based upon the yields of Treasury constant maturities) equal to the expected life of the option.  The fair values for the options granted in 2013 were determined using the Black-Scholes Merton option pricing model with the following assumptions:

	For the years ended
	December 31,
	2013	2012

Dividend yield	0.00%	0.00%
Risk-free interest rates	2.80%	N/A
Expected volatility	72.68%	N/A
Expected term (in years)	10	N/A

There was no reduction for estimated forfeitures.  Under this model and the foregoing assumptions, the options granted in 2013 were valued at $151,053.  Of this amount, $87,452, $15,900 and $47,701 is attributable to executives, employees and consultants, respectively.  These amounts are included in general and administrative expenses in the accompanying Consolidated Statement of Operations.

The following table summarizes the stock option activity for the year ended December 31, 2013:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Life (In	Intrinsic
	of Shares	Price	Years)	Value

Balances at December 31, 2012	-	-	-	-

Options granted during 2013	475,000	$0.89	-	-

Options exercised during 2013	-	-	-	-

Options forfeited/cancelled during 2013	-	-	-	-

Balances at December 31, 2013	475,000	$0.89	9.88	$4,750.00

The aggregate intrinsic value for the options is calculated as the difference between the exercise prices of the underlying options and the quoted price of the Company’s Common Stock for the options that were in-the-money at December 31, 2013.

13. Commitments, Contingencies and Tax Obligation

Lease Commitments

The Group leases two premises in South Africa under operating leases.  One location is an office facility and the other is a workshop.  The office facility lease was originally scheduled to expire on April 30, 2012 and has been extended in a short-term basis several times. The lease team terminated on February 28, 2014. The Company is leasing an office on a month-to-month basis.  The lease for the Group’s workshop facility originally expired on April 30, 2012 and was also extended on a short-term basis. The workshop is being leased on a month-to-month basis. In addition to the payments required under the preceding leases, payments are made for space rentals on an as-needed basis. The total rent expense was approximately $71,000, $76,000 and $848,000 for the years ended December 31, 2013 and 2012 and for the period from August 24, 2005 (inception) to December 31, 2013, respectively. Rent expense is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

The future rent commitments under the above leases for the twelve months ended December 31, 2014 is approximately $8,000.

Payroll Commitments

The Group’s employees in South Africa have employment contracts that provide for one month of notice before the employee can be terminated.  As of December 31, 2013, the total monthly salary commitment applicable to these employees, exclusive of the executives, was approximately $30,100.

Payroll Tax Obligation

SPMSA has received notification from the South African Revenue Service regarding unpaid payroll taxes of approximately $185,000.  SPMSA requested additional time to arrange a payment plan that is suitable to both parties and has commenced making monthly payments against this balance.  During the Company’s review of this matter in 2012, it was discovered that additional taxes amounting to approximately $62,000 were due.  At December 31, 2013 and 2012, the unpaid balance of this liability was approximately $81,000 and $187,000, respectively and is included in accounts payable and other current liabilities in the accompanying consolidated balance sheets.

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013 and 2012

Employment and Consulting Agreements

The Company has entered into agreements to secure the services of two executives.  These agreements provide for annual compensation and require a termination notice period by the Group of three months.  The executives all are stockholders of the Company.

The total compensation payable  to these executives and one former executive was approximately $990,000, $1,086,000 and $6,082,000 for the years ended December 31, 2013 and 2012 and for the period from inception to December 31, 2013, respectively.

The Company entered into agreements with unrelated third party consultants and institutions for consulting, research and professional services.  With the exception of one agreement that has a remaining term of three months as of December 31, 2013, these agreements can be terminated by either party with between two weeks and three months written notice or immediately if for cause.  The amounts due vary according to the nature of the service arrangement and the length of notice required for termination. The minimum amount due under these agreements is approximately $113,000 over the year ending December 31, 2014.

14. Subsequent Events

The Company has evaluated its subsequent events since December 31, 2013. Except at disclosed in Note 7 of these Notes to Consolidated Financial Statements with respect to shares of the Company’s Common Stock that were sold after December 31, 2013, the Company has determined that there were no material subsequent events requiring adjustment to or disclosure in the accompanying Consolidated Financial Statements.

15. Going Concern

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the continuation of the Group as a going concern.  Due to the start-up nature of its business, the Group has generated recurring losses and expects to incur additional losses as it expands its photopurification technology and develops marketing, sales and financial plans.  As reflected in the accompanying Consolidated Financial Statements, the Company’s total consolidated liabilities exceed total consolidated assets at December 31, 2013 and December 31, 2012 by $1,352,572 and $4,075,374, respectively, and the Company has incurred cumulative consolidated operating losses since the date of inception.  To date, the Company’s cash flow requirements have been met with cash investments by its shareholders , certain third parties and to a considerably lesser extent, sales and interest income.

SUREPURE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013 and 2012

The Company will require additional capital to continue its development and to achieve sufficient revenues to support its operations.  The Company’s future capital requirements will depend on many factors, including its ability to grow and maintain revenues and its ability to manage expenses and expected capital expenditures.  The Company will require additional financing either through borrowings or the sale of additional equity to support its operations.

The Company’s access to additional financing, if any, will depend on a variety of factors over which the Company has little or no control. These factors include market conditions, the general unavailability of equity financing to the Company in light of its limited revenues, the actual financial and operational results of the Company on a consolidated basis, as well as investors’ perception of the Company’s short-term and long-term financial prospects.  If future financing is not available on acceptable terms, or on any other terms, the Company will not be able to continue as a going concern.

Management is currently pursuing plans to address  the cash flow requirements of the Company for the twelve months ending December 31, 2014 and beyond. The Company is engaged in discussions with current and other potential investors, and the Company is also considering additional offerings of Common Stock during 2014.  In addition, the Company projects that increase in the commercialization of its technology may provide additional cash flow for operations. However, the Company did not enter into any commercial agreements during  2013 that provided materials amounts of revenue.

The Consolidated Financial Statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

