Form 10-Q
period 2014-03-31
SurePure, Inc.
filed 2014-05-14
CIK 1452176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the issuer’s common stock, as of May 12, 2014 was 44,047,257.

SUREPURE, INC.

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Consolidated Balance Sheets March 31, 2014 (Unaudited) and December 31, 2013	3

	Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2014 and 2013 and cumulative from August 24, 2005 (inception) to March 31, 2014	4

	Consolidated Statements of Other Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2014 and 2013 and cumulative from August 24, 2005 (inception) to March 31, 2014	5

	Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited) for the Three Months Ended March 31, 2014	6

	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2014 and 2013 and cumulative from August 24, 2005 (inception) to March 31, 2014	7

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	30

Item 4.	Controls and Procedures.	31

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32

Item 3.	Defaults Upon Senior Securities.	33

Item 4.	Mine Safety Disclosures.	33

Item 5.	Other Information.	33

Item 6.	Exhibits.	33

SIGNATURES		34

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)

Assets

Current assets:
Cash	$47,598	$20,870
Accounts receivable, net	14,562	29,029
Prepaid expenses and other current assets	141,404	156,382
Total current assets	203,564	206,281

Property and equipment, net	-	-

Other assets:
Intangible assets, net	108,123	112,290

Total assets	$311,687	$318,571

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and other current liabilities	$691,385	$703,421
Customer deposits	69,782	10,000
Due to officers/stockholders	789,902	725,699
Income taxes payable	536	533
Loan payable	244,157	231,490

Total current liabilities	1,795,762	1,671,143

Total liabilities	1,795,762	1,671,143

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $.001 par value, 200,000,000 shares authorized, 43,737,257 shares issued and outstanding (39,937,432 shares issued and outstanding at December 31, 2013)	43,737	39,937
Preferred stock, $.01 par values, 31,155,282 shares authorized, 16,800,000 shares issued and outstanding (19,800,000 shares issued and outstanding at December 31, 2013)	168,000	198,000
Additional paid-in capital	29,588,633	28,728,466
Other comprehensive income	898,122	907,756
Deficit accumulated during the development stage	(32,182,567)	(31,226,731)
Total stockholders' equity (deficit)	(1,484,075)	(1,352,572)

Total liabilities and stockholders' equity (deficit)	$311,687	$318,571

See notes to Consolidated Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO MARCH 31, 2014

			Cumulative
			From
			August 24,
	Three Months Ended		2005
	March 31,		(inception) to
	2014	2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$25,898	$36,355	$2,461,146

Cost of sales	1,653	7,565	1,547,751

Gross profit	24,245	28,790	913,395

Expenses:
General and administrative expenses (includes equity-based compensation of $34,142, $0 and $185,195)	877,671	1,013,648	25,290,708
Promotion and marketing	28,356	28,731	785,097
Research and development	56,650	33,566	3,912,961
Depreciation and amortization	4,167	5,528	201,549
Impairment of patent	-	-	537,631

Total expenses	966,844	1,081,473	30,727,946

Loss from operations	(942,599)	(1,052,683)	(29,814,551)

Other income (expense):
Interest income	2	3	373,893
Interest expense	(14,429)	(79,173)	(2,623,752)
Exchange rate gains and losses	1,190	(776)	(21,312)
Loss on disposition of fixed assets	-	-	(64,172)

Total other (expense) income	(13,237)	(79,946)	(2,335,343)

Loss before provision for taxes	(955,836)	(1,132,629)	(32,149,894)

Provision for income taxes	-	-	32,673

Net loss	(955,836)	(1,132,629)	(32,182,567)

Net loss attributable to non-controlling interest	-	(64,642)	(1,633,120)

Net loss attributable to SurePure	$(955,836)	$(1,067,987)	$(30,549,447)

Loss per share – basic and diluted attributable to SurePure common stockholders	$(0.02)	$(0.05)	$(1.09)

Weighted average shares outstanding - basic and diluted	40,958,102	23,669,784	27,969,985

See notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO MARCH 31, 2014

			Cumulative
			From
			August 24,
	Three Months Ended		2005
	March 31,		(inception) to
	2014	2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(955,836)	$(1,132,629)	$(32,182,567)

Other comprehensive income, net of tax

Unrealized (loss) gain on foreign currency translation	(9,634)	299,465	898,122

Comprehensive loss	(965,470)	(833,164)	(31,284,445)

Less: Comprehensive income (loss) attributable to noncontrolling interest	-	14,565	(1,407,165)

Comprehensive loss attributable to SurePure, net of tax	$(965,470)	$(847,729)	$(29,877,280)

See notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2014

						Accumulated
	Common			Additional	Retained	Other
	Shares	Common	Preferred	Paid-in	Earnings	Comprehensive
	Issued	Stock	Stock	Capital	(Deficit)	Income	Total

Balances- December 31, 2013 (audited)	39,937,432	$39,937	$198,000	$28,728,466	$(31,226,731)	$907,756	$(1,352,572)

Issuance of common stock for cash	799,825	800		799,025			799,825

Conversion of preferred stock to common stock	3,000,000	3,000	(30,000)	27,000			-

Equity-based compensation				34,142			34,142

Net (loss) for the three months					(955,836)		(955,836)

Unrealized (loss) on foreign currency translation adjustment	-	-	-	-	-	(9,634)	(9,634)

Balances- March 31, 2014	43,737,257	$43,737	$168,000	$29,588,633	$(32,182,567)	$898,122	$(1,484,075)

See notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO MARCH 31, 2014

			Cumulative From
	Three months ended		August 24, 2005
	March 31,		(inception) to
	2014	2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
Cash from operating activities:
Net loss	$(955,836)	$(1,132,629)	$(32,182,567)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,167	5,528	201,549
Impairment of patent	-	-	537,631
Loss on sale of property and equipment	-	-	64,172
Imputed interest on stockholders loans	-	76,742	2,469,862
Issuance of common stock for consulting services	-	-	190,500
Equity-based compensation	34,142	-	185,195
Changes in assets and liabilities:
Accounts receivable	14,467	(1,911)	(14,562)
Prepaid expenses and other current assets	14,978	42,266	(141,404)
Accounts payable and other current liabilities	631	183,986	704,052
Customer deposits payable	59,782	-	69,782
Due to officers/stockholders	64,203	329,530	789,902
Income taxes payable	3	(15)	536

Total cash used in operating activities	(763,463)	(496,503)	(27,125,352)

Cash from investing activities:
Purchase of property and equipment	-	-	(181,760)
Proceeds from sales of property and equipment	-	-	16,860
Acquisition of patents	-	-	(746,576)

Total cash used in investing activities	-	-	(911,476)

Cash from financing activities:
Proceeds from sale of equity	799,825	348,000	17,695,612
Proceeds from equity of former variable interest entities	-	-	83,309
Proceeds from loans from stockholders	-	(276,630)	9,421,605
Proceeds from other loans payable	-	2,763	454,161

Total cash provided by financing activities	799,825	74,133	27,654,687

Effect of exchange rate changes on cash and cash equivalents	(9,634)	299,465	429,739

Net increase (decrease) in cash	26,728	(122,905)	47,598

Cash, beginning of period	20,870	142,373	-

Cash, end of period	$47,598	$19,468	$47,598

Supplemental disclosures:
Interest paid	$1,852	$2,431	$71,857

Income taxes paid	$-	$-	$32,673

Conversion of stockholders’ and other loans to equity	$-	$-	$8,061,493

Conversion of other loans payable to stockholders’ loans	$-	$-	$300,000

Conversion of stockholders’ loans to equity of former variable interest entities	$-	$-	$1,114,400

Imputed interest on stockholders’ loans reported as an increase to additional paid-in capital	$-	$73,742	$2,469,862

Conversion of equity of former variable interest entities to equity of company	$-	$-	$1,114,539

Conversion of preferred stock to common stock and additional paid-in capital	$30,000	$-	$58,654

See notes to Consolidated Financial Statements.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Three Months Ended March 31, 2014 and 2013

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

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of the Company and subsidiaries have been prepared in accordance accounting principles generally accepted in the United States of America (“GAAP”), with the instructions to Form 10-Q and with the requirements of Regulation S-X of the U. S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual consolidated financial statements. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

The Company’s wholly-owned subsidiaries are as follows:

• SurePure Investment Holding AG (“SPI”), which holds the investments in SPO and SPP;

• SurePure Operations AG (“SPO”), which markets the products of the Group and earns its revenue by selling or otherwise distributing equipment utilizing the Group’s technology globally. SPO owns a patent for the Group’s technology in various countries;

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Three Months Ended March 31, 2014 and 2013

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

Reclassification

Certain previously reported amounts have been reclassified to conform to the presentation used in the March 31, 2014 financial statements.

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

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Three Months Ended March 31, 2014 and 2013

Accounts Receivable

The Group performs regular credit evaluations of customers to which it provides sales on credit terms, and adjusts credit limits based on the customer’s payment history and reassessments of their creditworthiness. The Group continuously monitors its collections and establishes a provision for estimated doubtful accounts, if necessary. No allowance for doubtful accounts was deemed to be necessary at March 31, 2014 or at December 31, 2013.

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

The Group evaluates the carrying value of its intangible assets for impairment at least annually or when events or changes in circumstances are identified by management that indicate that such carrying values may not be fully recoverable. The evaluation involves estimating the future undiscounted cash flows expected to be derived from the assets to assess whether or not a potential impairment exists. As a result of its evaluations, management determined that it was not necessary to recognize a loss on impairment of its intangible assets for the three months ended March 31, 2014 or for the year ended December 31, 2013. During the period from inception to March 31, 2014, impairment losses on intangible assets of $537,631 were recognized.

Fair Value of Financial Instruments

Financial instruments include accounts receivable, accounts payable and loan payable. As of March 31, 2014 and December 31, 2013, the carrying values of the financial instruments approximated their fair values due to the short-term nature of these instruments.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Three Months Ended March 31, 2014 and 2013

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

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Three Months Ended March 31, 2014 and 2013

Exchange rates used for conversion of foreign items to USD at the end of each period and the average for each period were:

	March 31,	March 31,	December 31,
	2014	2013	2013
CHF:
Reporting date	1.1278	1.0525	1.1230
Average for period	1.1203	1.0752	N/A

BRL:
Reporting date	0.4432	0.4938	0.4232
Average for period	0.4240	0.4998	N/A

ZAR:
Reporting date	0.0946	0.1082	0.0952
Average for period	0.0922	0.1118	N/A

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

Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are computed by dividing net income or loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue shares of Common Stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into shares of Common Stock or could otherwise cause the issuance of shares of Common Stock that then would share in earnings (losses). Such potential issuances of additional shares of Common Stock are included in the computation of diluted earnings per share. Except as disclosed in Note 7 of these Notes to Consolidated Financial Statements, the Company has no securities or other contracts to issue shares of Common Stock that could cause any dilution of earnings. In addition, when there is a loss, diluted loss per share is not computed because any potential additional common shares of Common Stock would reduce the reported loss per share and therefore have an anti-dilutive effect.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Three Months Ended March 31, 2014 and 2013

2. Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2014	2013

Machinery and equipment	$5,010	$5,010
Furniture and fixtures	12,753	12,753
Motor vehicles	14,400	14,400
Office and computer equipment	12,647	12,647
	44,810	44,810
Less: Accumulated depreciation	44,810	44,810

Property and equipment, net	$-	$-

Depreciation expense was approximately $0, $1,400 and $97,300 for the three months ended March 31, 2014 and 2013 and for the period from inception to March 31, 2014, respectively.

3. Intangible Assets

Intangible assets consist of the following:

	March 31,	December 31,
	2014	2013

Patents	$208,943	$208,943
Less: Accumulated amortization	100,820	96,653

Intangible assets, net	$108,123	$112,290

Amortization expense was approximately $4,200, $4,200 and $104,300 for the three months ended March 31, 2014 and 2013 and for the period from inception to March 31, 2014, respectively.

4. Due to Officers/Stockholders

Due to officers/stockholders consists of unpaid salaries, accrued leave and advances from two executives and one employee/stockholder totaling $789,902 and $725,699 at March 31, 2014 and December 31, 2013, respectively. The Company’s chief executive officer has not been paid a portion of his salary since September 30, 2013 and as of March 31, 2014 $88,719 was due. The Company’s chief financial officer has not been paid any of his salary and has been reimbursed only a portion of his business expenses since October 2012. The amount owed to the chief financial officer as of March 31, 2014 includes unpaid salaries of $481,819 and unreimbursed expenses of $31,864.

5. Other Loans Payable

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Three Months Ended March 31, 2014 and 2013

In October 2012, the Company and the three lenders whose balances were reflected in Other Loans Payable at December 31, 2012 revised their agreements orally and these agreements were later formalized in writing effective January 2013. The Company agreed with each of these lenders that it would pay interest at 5% per annum on the outstanding balances retroactive to the time that the loans were made in 2011 and it would repay each of these lenders $105,000 in October 2012. On April 4, 2013, these lenders and the Company further agreed that the lenders would be granted the right to convert each $1.00 of principal and interest that was unpaid under their agreements into one share of Common Stock upon the effective date of the Company’s registration statement which the Company had filed to register the resale of certain shares of the Common Stock. Pursuant to these agreements, these loans were converted into shares of Common Stock at the time that the registration statement was declared effective on May 16, 2013. For the three months ended March 31, 2014 and 2013 and for the period from inception to March 31, 2014, the imputed interest on these loans was $0, $2,763 and $27,700, respectively.

On April 4, 2013, SPMSA borrowed ZAR 2 million (approximately $201,000) from a lender pursuant to a note. The terms of the loan provide for interest of 2% per month on the outstanding balance which is payable together with the principal balance no later than December 31, 2013. An officer and stockholder of the Company has deposited 1,000,000 shares of Common Stock with the lender as security for the repayment of the loan to SPMSA. On September 26, 2013, the repayment date was extended to October 31, 2013. On October 31, 2013, the repayment date was extended to November 30, 2013. On November 21, 2013, the repayment date was further extended to March 31, 2014. On March 19, 2014, the repayment date was further extended to June 30, 2014. Interest on this loan was approximately $13,700 for the three months ended March 31, 2014 and approximately $58,600 for the period from inception to March 31, 2014, respectively. As of March 31, 2014, the unpaid balance on this loan was $244,157 and is included in loans payable in the accompanying Consolidated Balance Sheet.

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

 Three Months Ended March 31, 2014 and 2013

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

During the three months ended March 31, 2014, the preferred stockholder converted 3,000,000 shares of the Company’s preferred stock into 3,000,000 shares of the Company’s Common Stock.  At March 31, 2014 and December 31, 2013, there were 16,800,000 and 19,800,000 issued and outstanding shares of the Company’s preferred stock.

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

At March 31, 2014 and December 31, 2013, after giving effect to the acquisition of SPHSA, there were 43,737,257 and 39,937,432 shares, respectively, of the Company’s Common Stock issued and outstanding.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Three Months Ended March 31, 2014 and 2013

7. Stock Subscription Agreements; Share Purchase Agreements

On November 26, 2012, the Company entered into a Subscription Agreement with RD Active Capital Limited, a United Kingdom-based investment manager (“RD Active”), in which RD Active agreed to purchase up to 300,000 new shares of Common Stock over the period ending January 31, 2013 and acquired the right to purchase up to 2,700,000 new shares of Common Stock through March 31, 2013 as long as RD Active purchased the 300,000 new shares of Common Stock. The right to purchase shares of Common Stock was extended on March 28, 2013 to April 12, 2013, and on April 12, 2013 the right to purchase shares of Common Stock was further extended to May 31, 2013. All shares of Common Stock were purchased and sold at an issue price of $1.00 per share. Under the terms of the Subscription Agreement, RD Active had the right to exercise the additional purchase right on its own behalf and resell to other purchasers or had the right to place the additional shares directly with other purchasers. Pursuant to the terms and conditions of the Share Exchange, the Company had assumed the obligations of SPI under the Subscription Agreement. Under this Subscription Agreement, RD Active had purchased 1,159,000 shares of Common Stock, including 924,500 shares of Common Stock during the year ended December 31, 2013. RD Active’s right to purchase additional shares of Common Stock under the waiver terminated on May 31, 2013.

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

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Three Months Ended March 31, 2014 and 2013

On September 20, 2013, the Company and Trinity Asset Management International Limited (“TAMIL”), a company formed under the laws of Mauritius, entered into the Share Purchase Agreement (the “TAMIL Share Purchase Agreement”), dated as of September 19, 2013, under which TAMIL agreed to purchase 900,000 shares of the Company’s Common Stock in monthly installments during the period ending March 25, 2014. The agreement required that TAMIL purchase the first 360,000 shares on September 30, 2013 or on such later date, not later than October 25, 2013 as the Company and TAMIL may agree. TAMIL agreed to purchase the remaining 540,000 shares in six installments of 90,000 shares each during the months beginning October 2013 and ending March 2014. TAMIL did not purchase any shares during the third quarter or fourth quarter of 2013. On November 7, 2013, the Company and TAMIL amended the Share Purchase Agreement to permit TAMIL to purchase the 900,000 shares of Common Stock at any time until March 25, 2014 and to modify the purchase price to be paid for the shares to be the greater of $1.00 per share or 92% of the volume weighted average price per share for the 20 trading days prior to the third business day before the purchase and sale of the shares. On March 5, 2014, TAMIL purchased 184,825 shares of the Company’s Common Stock under the agreement for a purchase price of $184,825.

On October 25, 2013, the Company entered into an additional Share Purchase Agreement with Regency, an existing stockholder, under which Regency agreed to purchase 600,000 shares of Common Stock during the period ended October 31, 2013. All shares of Common Stock under this additional share purchase agreement with Regency were purchased at an issue price of $1.00 per share during October 2013.

On November 22, 2013, the Company entered into an additional Share Purchase Agreement with Regency, under which Regency agreed to purchase a total of 170,000 shares of Common Stock during the period ended November 30, 2013. In addition, Regency was given an option to purchase an additional 430,000 shares of Common Stock before January 31, 2014. Regency purchased the 170,000 shares of Common Stock as agreed and purchased an additional 380,000 shares of Common Stock through December 31, 2013. The remaining 50,000 shares of the Company’s Common Stock were purchased on January 24, 2014. All shares of Common Stock under this additional share purchase agreement with Regency were purchased at an issue price of $1.00 per share.

On February 13, 2014, the Share Purchase Agreement with Regency was amended effective as of January 31, 2014to grant Regency an option to purchase an additional 500,000 common shares not later than March 31, 2014 at the greater of $1.00 and 92% of the volume-weighted average price of for the 20 trading days ending on the third trading day before each additional share closing (the “Amendment Option Price”). Under this agreement as amended and through March 31, 2014, Regency has purchased 500,000 shares of the Company’s Common Stock for an aggregate purchase price of $500,000.

On March 19, 2014, the Company and Regency entered into a second amendment of the Share Purchase Agreement that granted Regency the right to purchase 1,000,000 additional shares of Common Stock during the period ending June 30, 2014 at a cash purchase price equal to the Amendment Option Price. Under the second amendment, on March 28, 2014 Regency purchased 65,000 shares of the Company’s Common Stock for an aggregate purchase price of $65,000.

During the first quarter of 2014, the Company issued an aggregate of 799,825 shares of its Common Stock for aggregate gross proceeds of $799,825. Subsequent to March 31, 2014, the Company has issued an aggregate of 310,000 shares of the Company’s Common Stock including 250,000 shares issued for proceeds of $250,000 and 60,000 shares issued in connection with a consulting agreement.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Three Months Ended March 31, 2014 and 2013

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

9. Income Taxes

The Company and its subsidiaries file income tax returns in Switzerland, South Africa, the United States and Brazil. The components of income (loss) from operations before income taxes, by jurisdiction, are as follows:

			From August 24, 2005
	Three Months Ended March 31,		(inception) to
	2014	2013	March 31, 2014
Switzerland	$(485,783)	$(362,053)	$(19,884,767)
South Africa	(226,654)	(372,212)	(9,762,872)
United States	(243,399)	(398,364)	(1,560,757)
Brazil	-	-	(941,498)
Total	$(955,836)	$(1,132,629)	$(32,149,894)

The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following for the three months ended March 31, 2014 and 2013 and for the period from inception to March 31, 2014:

			From August 24, 2005
	Three Months Ended March 31,		(inception) to
	2014	2013	December 31, 2013
Current tax provision:
Switzerland	$-	$-	$32,673
South Africa	-	-	-
United States	-	-	-
Brazil	-	-	-
Total current tax provision	-	-	32,673

Deferred tax provision:
Switzerland	(86,767)	(64,225)	(3,430,001)
South Africa	(63,424)	(67,769)	(1,904,408)
United States	(85,190)	(139,427)	(546,265)
Brazil	-	-	(235,375)
Change in valuation allowance	235,381	271,421	6,116,049
Total deferred provision	-	-	-

Total	$-	$-	$32,673

The Company has determined that the future tax benefits from net operating losses are not likely to be realized in future periods and a full valuation allowance has been provided for all periods.

The income tax effect of each type of temporary difference giving rise to the net deferred tax asset as follows:

	March 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$6,116,049	$5,880,667
Less: valuation allowance	(6,116,049)	(5,880,667)

Total	$-	$-

The following reconciles the effective income tax rates with the statutory rates for the three months ended March 31, 2014 and 2013 and for the period from inception to March 31, 2014:

	Switzerland	South Africa	States	Brazil	Total

Three months ended March 31, 2014:
Net (loss) from operations before taxes	$(485,783)	$(226,654)	$(243,399)	$-	$(955,836)

As calculated at the statutory rate	(86,768)	(63,463)	(85,190)	-	(235,421)

Permanent differences	-	39	-	-	39
Change in valuation reserves	86,768	63,424	85,190	-	235,382

Provision for income taxes	$-	$-	$-	$-	$-

Three months ended March 31, 2013:
Net (loss) income from operations before taxes	$(362,053)	$(372,212)	$(398,364)	$-	$(1,132,629)

As calculated at the statutory rate	(64,225)	(104,219)	(139,427)	-	(307,871)

Permanent differences	-	36,450	-	-	36,450
Change in valuation reserves	64,225	67,769	139,427	-	271,421

Provision for income taxes	$-	$-	$-	$-	$-

For the period from August 24, 2005 (inception) to
March 31, 2014:
Net (loss) from operations before taxes	$(19,884,767)	$(9,762,872)	$(1,560,757)	$(941,498)	$(32,149,894)

As calculated at the statutory rate	(3,409,653)	(2,733,604)	(546,265)	(235,375)	(6,924,897)

Permanent differences	12,325	829,196	-	-	841,521
Change in valuation reserves	3,430,001	1,904,408	546,265	235,375	6,116,049

Provision for income taxes	$32,673	$-	$-	$-	$32,673

Permanent differences are principally related to loss on disposal of property and equipment, interest and penalties and unallowable expenses.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Three Months Ended March 31, 2014 and 2013

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

 Three Months Ended March 31, 2014 and 2013

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

On May 23, 2013, SPHSA received a final determination from the South African Reserve Bank that the transaction could proceed with certain conditions and controls designed to repatriate the funds of any sale of Company common stock by the South African shareholders.  On June 12, 2013, the acquisition was completed.  In the acquisition, SPHSA issued one common share in exchange for each ZAR 4,000 of SPHSA shareholder loans in the aggregate amount of ZAR 27,459,245 (approximately $2,775,000).  These newly issued 6,865 common shares of SPHSA and the previously issued 3,000 common shares of SPHSA were then exchanged at the rate of 1,000 shares of Common Stock for each SPHSA common share and a total of 9,864,811 shares of Common Stock were issued.

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

 Three Months Ended March 31, 2014 and 2013

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

On November 12, 2013, the Company granted non-qualified stock options to purchase an aggregate of 475,000 shares of the Company’s Common Stock under the plan, each at an exercise price of $0.89 per share. The options vest over three years as follows:

Options vested on November 12, 2013	190,000
Options vesting on November 12, 2014	142,500
Options vesting on November 12, 2015	142,500

475,000

The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of stock options. The principal assumptions utilized in valuing stock options include the expected stock price volatility (based on the most recent historical period beginning December 12, 2012); the expected option life; the expected dividend yield; and the risk-free rate (an estimate based upon the yields of Treasury constant maturities) equal to the expected life of the option. The fair values for the options, all of which were granted in 2013, were determined using the Black-Scholes-Merton option pricing model with the following assumptions:

Dividend yield	0.00%
Risk-free interest rates	2.80%
Expected volatility	72.68%
Expected term (in years)	10

There was no reduction for estimated forfeitures. Under this model and the foregoing assumptions, the options granted in 2013 were valued at $151,053. Of this amount, $87,452, $15,900 and $47,701 is attributable to executives, employees and consultants, respectively. These amounts are included in general and administrative expenses in the accompanying Consolidated Statements of Operations. Equity-based compensation in the three months ended March 31, 2014 was $34,142.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Three Months Ended March 31, 2014 and 2013

13. Commitments, Contingencies and Tax Obligation

Lease Commitments

The Group leases two premises in South Africa under operating leases.  One location is an office facility and the other is a workshop.  The office facility lease was originally scheduled to expire on April 30, 2012 and has been extended in a short-term basis several times. The lease term terminated on February 28, 2014 and the Company leased this office for an additional month in March 2014. The lease for the Group’s workshop facility originally expired on April 30, 2012 and was also extended on a short-term basis. The workshop is being leased on a month-to-month basis. In addition to the payments required under the preceding leases, payments are made for space rentals on an as-needed basis. The total rent expense was approximately $17,000, $21,000 and $865,000 for the three months ended March 31, 2014 and 2013 and for the period from August 24, 2005 (inception) to March 31, 2014, respectively. Rent expense is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

The future rent commitments under the above leases for the twelve months ended March 31, 2015 is approximately $14,000.

Payroll Commitments

The Group’s employees in South Africa have employment contracts that provide for one month of notice before the employee can be terminated.  As of March 31, 2014, the total monthly salary commitment applicable to these employees, exclusive of the executives, was approximately $22,000.

Payroll Tax Obligation

During 2012, SPMSA received notification from the South African Revenue Service regarding unpaid payroll taxes of approximately $185,000.  SPMSA requested additional time to arrange a payment plan that is suitable to both parties and has commenced making monthly payments against this balance. .  At March 31, 2014 and December 31, 2013, the unpaid balance of this liability was approximately $71,000 and $81,000, respectively and is included in accounts payable and other current liabilities in the accompanying consolidated balance sheets.

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

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Three Months Ended March 31, 2014 and 2013

The total compensation payable to these executives and one former executive was approximately $257,000, $261,000 and $6,339,000 for the three months ended March 31, 2014 and 2013 and for the period from inception to March 31, 2014, respectively.

The Company entered into agreements with unrelated third party consultants and institutions for consulting, research and professional services.  With the exception of one agreement that has a remaining term of three months as of December 31, 2013, these agreements can be terminated by either party with between two weeks and three months written notice or immediately if for cause.  The amounts due vary according to the nature of the service arrangement and the length of notice required for termination. The minimum amount due under these agreements is approximately $145,000 over the year ending March 31, 2015.

The Company entered into a six-month consulting agreement effective April 1, 2014 under which the consultant will be compensated by the issuance of 30,000 shares of Company Common Stock on a monthly basis for each month covered by the agreement. Subsequent to March 31, 2014, the Company has issued a total of 60,000 shares of Company Common Stock to this consultant.

The Company is obligated to make payments of approximately $130,000 subsequent to March 31, 2014 in connection with purchase orders open as of March 31, 2014 for the purchase of machines to be sold. In addition, the Company is obligated to make payments of approximately $16,000 subsequent to March 31, 2014 in connection with a purchase order issued on April 15, 2014 for the purchase of machines to be sold. These payments are expected to be made prior to December 31, 2014.

14. Subsequent Events

The Company has evaluated its subsequent events since December 31, 2013. Except as disclosed in Note 7 of these Notes to Consolidated Financial Statements with respect to shares of the Company’s Common Stock that were sold after March 31, 2014 and Note 13 with respect to open purchase orders and shares of the Company’s Common Stock to be issued in connection with a consulting agreement after March 31, 2014, the Company has determined that there were no material subsequent events requiring adjustment to or disclosure in the accompanying Consolidated Financial Statements.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Three Months Ended March 31, 2014 and 2013

15. Going Concern

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the continuation of the Group as a going concern. Due to the start-up nature of its business, the Group has generated recurring losses and expects to incur additional losses as it expands its photopurification technology and develops marketing, sales and financial plans. As reflected in the accompanying Consolidated Financial Statements, the Company’s total consolidated liabilities exceed total consolidated assets at March 31, 2014 and December 31, 2013 by $1,484,075 and $1,352,572, respectively, and the Company has incurred cumulative consolidated operating losses since the date of inception. To date, the Company’s cash flow requirements have been met with cash investments by its shareholders, certain third parties and to a considerably lesser extent, sales and interest income.

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

Management is currently pursuing plans to address the cash flow requirements of the Company for the twelve months ending March 31, 2015 and beyond. The Company is engaged in discussions with current and other potential investors, and the Company is also considering additional offerings of Common Stock during 2014. In addition, the Company projects that increase in the commercialization of its technology may provide additional cash flow for operations. However, the Company did not enter into any commercial agreements during 2013 or in the three months ended March 31, 2014 that provided materials amounts of revenue.

The Consolidated Financial Statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  The statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements.  These statements are based on the beliefs and assumptions of our management based on information currently available to them.  Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “Commission”), as well as in other documents that we have filed with the Commission.  Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Rounding

Certain figures included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this quarterly report on Form 10-Q have been rounded for ease of presentation. Percentage figures included in this quarterly report on Form 10-Q have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, certain percentage amounts in this quarterly report on Form 10-Q may vary from those obtained by performing the same calculations using the figures in our financial statements. Certain other amounts that appear in this quarterly report on Form 10-Q may not sum due to rounding.

Overview

The results presented in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” are those of SurePure, Inc. and its subsidiaries (all of which are collectively referred to in this Management’s Discussion and Analysis of Financial Condition and Results of Operations as “we”) as reflected in our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with such consolidated financial statements and the notes thereto. The results presented below pertain to our unaudited consolidated financial statements for the three months ended March 31, 2014 and 2013.

Insufficient Funding

For the period from our inception on August 24, 2005 to March 31, 2014, we had net losses from operations of approximately $32,183,000. During the three months ended March 31, 2014, we continued to experience both insufficient operating revenues and a shortfall in funding from investors. As a result, we require additional funding to maintain our operations and execute our business plan. Funding provided during the three months ended March 31, 2014 has been largely provided by certain of our current shareholders. If we are unable to obtain financing from our current shareholders or other sources, we will be unable to meet our business objectives and may scale back or even discontinue our operations until such time, if ever, that we are able to obtain financing. Notwithstanding our efforts to obtain financing, there is no assurance that any financing will be available on acceptable terms or at all. See “—Liquidity and Capital Resources.”

Plan of Operation

We seek to expand the commercial acceptance of our SurePure Turbulator purification systems. To pursue this goal, contingent on our obtaining sufficient capital to maintain our operations, we plan to execute the following steps:

•	Attend and promote our product at international trade shows in 2014 for the brewing, dairy industries, liquid egg and industrial applications. At these venues we will seek to establish contact with industry participants, including distributors of engineered systems, and to make them aware of our product’s advantages and the expanded applications of the product that we have developed over the past 24 months;
•	Continue to pursue regulatory clearances and approvals for applications, such as dairy products, that are required for our technology to be sold in those industries. In particular, we expect the following from actions with regulatory agencies:
•	a review of the SurePure technology by the US Food and Drug Administration (“FDA”) for a number of applications so that the technology may be categorized as “generally recognized as safe,” or “GRAS”;

•	approval of the material that we and a UK customer submitted to the UK Food Standard Authority in June 2011 to obtain EU Novel Food approval; and

•	approval from the International Organization of Wine and Vine (“OIV”) for the use of the SurePure technology for wine industry applications.

•	Seek to market and sell our product and our technology for industrial applications;
•	Seek to expand the level of commercialization of our technology in the liquid egg, wine, dairy, fruit juice and other beverage industries;
•	Expand our distribution networks for our products by identifying additional distributors according to geographic market, expertise with specific liquids and existing client relationships and negotiating agreements with the identified distributors on terms acceptable to both the distributors and to us; and
•	Obtain additional equity financing to support our growth from current shareholders, institutional investors or other investors to provide capital to support and augment our operations.

Our goal is to grow significantly over the next five years through the use of working capital and equity financing, if capital and financing are available to us. If we are able to obtain sufficient financing, we believe that it will be feasible for us to grow our operations based on our strategy of targeting strategic global regions with multiple potential clients for the commercialization of our technology. However, we will also seek to carefully monitor the risks associated with achieving our goal to increase commercialization and meet client expectations while also becoming financially solvent.

During the three months ended March 31, 2014, we focused on the following activities:

•	continuing with commercial trials with key customers;
•	working with regulatory authorities such that our technology can be employed in key areas; and
•	nurturing relationships with key investors.

 Subsequent to March 31, 2014, we have focused on the following activities:

•	continuing with commercial trials with key customers;
•	pursuing the expansion of our customer base and distributor network internationally; and
•	negotiating possible equity financing agreements.

 Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2014 compared with our results of operations for the three months ended March 31, 2013:

	Three Months Ended:		Variance
	March 31, 2014	March 31, 2013	$	%

Revenues	$26,000	36,000	(10,000)	-28%

General and Administrative Expenses	878,000	1,014,000	(136,000)	-13%

Research and Development Expenses	57,000	34,000	23,000	68%

Interest Expense	14,000	79,000	(65,000)	-82%

Net Loss	956,000	1,133,000	(177,000)	-16%

Cash used in operating activities	763,000	497,000	266,000	54%

Cash provided by financing activities	800,000	74,000	726,000	981%

Revenues

We had revenues of approximately $26,000 during the three months ended March 31, 2014, representing a 28% decrease as compared to approximately $36,000 for the three months ended March 31, 2013. This decrease as compared to the first quarter of 2013 was primarily due to lower recurring revenue from a maintenance contract which ceased during 2013.

Although we are negotiating agreements for the commercialization of our SurePure technology, none of those agreements as currently structured will generate significant amounts of revenue during the next six months. As a general matter, we expect that revenues realized from sales and royalty income will increase to the extent that our commercialization efforts are successful. These commercialization efforts seek to introduce our technology to a broader range of clients and geographic areas. Our business model is largely based on usage royalties or usage fees. We do not expect, however, an increased level of commercialization to occur before the fourth quarter of 2014, at the earliest.

General and Administrative Expenses

We had general and administrative expenses of approximately $878,000 during the three months ended March 31, 2014, representing a 13% decrease as compared with approximately $1,014,000 during the three months ended March 31, 2013. This decrease as compared to the first quarter of 2013 was primarily due to lower professional fees resulting from the conclusion of the acquisition of the SA entities during 2013 as well as lower travel expenditures due to timing of customer visits. General and administrative expenses are largely attributable to employment costs, professional and consulting fees and business travel expenses.

We expect that our general and administrative expenses will increase in future periods if we are able to obtain funding for our operations, as the increased level of commercialization of our technology will require increased levels of staffing and associated expenditures.

Research and Development Expenses

We had research and development expenses of approximately $57,000 for the three months ended March 31, 2014, representing a 68% increase as compared with approximately $34,000 for the three months ended March 31, 2013. This increase as compared to the first quarter of 2013 was primarily due to research activities being undertaken on newly identified product applications.

We expect that our research and development expenses will increase in future periods as we pursue new applications for our technology.

Interest Expense

We had interest expense of approximately $14,000 for the three months ended March 31, 2014, representing a 82% decrease as compared to approximately $79,000 for the three months ended March 31, 2013. This decrease as compared to the first quarter of 2013 was primarily due to the restructuring of the stockholders’ loans into equity as part of the acquisition of the South African Entities during 2013.

Net Loss

For the reasons discussed above, we had a net loss of approximately $956,000 for the three months ended March 31, 2014, representing a 16% decrease in net losses as compared to a net loss of approximately $1,133,000 for the three months ended March 31, 2013.

We have not as yet generated sufficient revenue to fund our operations, and we expect our net losses to continue until such time as our commercialization efforts related to our technologies produce an increase in revenues sufficient to meet the cost of our operations. Accordingly, we expect to continue to operate at a loss through December 31, 2014.

Income Tax Expense (Benefit)

During the three months ended March 31, 2014, we have realized net operating losses in Switzerland, South Africa and the United States. In addition to net operating losses in prior periods, our net operating losses during the first quarter of 2014 may result in a potential future income tax benefit, to the extent that any unexpired net operating loss carry-forwards can offset future operating profits.

Impact of Inflation

We believe that inflation has not had a material effect on our operations for the period from August 24, 2005 (when our operations began) to March 31, 2014.

Capital Expenditures

We have spent approximately $182,000 dollars on property and equipment for the period from August 24, 2005 (when our operations began) to March 31, 2014.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been through sales of our Common Stock to our investors. During the year ended December 31, 2013, we sold shares of our Common Stock to two institutional investors. During 2013, Regency Capital Corporation (“Regency”) purchased 2,349,500 of the 3,237,318 shares of our Common Stock that we sold to investors during the year, all at a cash purchase price of $1.00 per share. During the first quarter of 2014, Regency purchased an additional 615,000 shares of our Common Stock at a cash purchase price of $1.00 per share. Regency is an affiliate of XOptics (PTC) Ltd., a British Virgin Islands corporation, which holds 16,800,000 shares of our Non-Voting Convertible Preferred Stock. We believe that the ability of Regency to provide financing to us by purchasing additional shares is limited, and we do not know whether Regency will be able provide significant amounts of financing to us during 2014 or thereafter.

An affiliate of Trinity Asset Management (Proprietary) Limited (“Trinity”), an existing stockholder, purchased 184,825 shares from us for $184,825 during the first quarter of 2014. We cannot be certain that Trinity or its affiliates will purchase additional shares from us at the price that we have offered, or at any price.

We continue to discuss potential financing transactions with Regency, Trinity and others of our stockholders, but we cannot provide any assurance that we will be able to conclude financing transactions with these or any other investors.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and, as such, we will require debt or equity financing. We are pursuing prospective sources for equity financing in an amount that would allow us to meet our commercialization targets. We face significant obstacles to attracting new financing due to our historical and current record of net losses and working capital deficits. Therefore, despite our efforts, we can provide no assurances that we will be able to obtain the financing required to meet our stated objectives or even to continue our business as a going concern.

The following table summarizes our financial position at March 31, 2014 compared with our financial position at December 31, 2013:

	As of:		Variance
	March 31, 2014	December 31, 2013	$	%

Cash	$48,000	21,000	27,000	129%

Other Current Assets	156,000	185,000	(29,000)	-16%

Total Assets	312,000	309,000	3,000	1%

Current Liabilities	1,796,000	1,661,000	135,000	8%

As noted above under “—Insufficient Funding” and as also noted below under this heading, our current cash resources are extremely limited.

We have been in the development stage since we began operations in August 2005. As of March 31, 2014, we had cash of approximately $48,000 and other current assets of approximately $156,000, consisting of accounts receivable and prepaid expenses, and total assets of approximately $312,000. As of March 31, 2014, we had current liabilities of approximately $1,796,000, consisting of accounts payable, accounts payable to related parties and accrued liabilities. Of this amount, approximately $790,000 represented liabilities that were due to officers and stockholders, an increase in liabilities to officers and stockholders of approximately $64,000 as compared to such amount as of December 31, 2013. As of March 31, 2014 we did not have any long-term liabilities, because our long-term liabilities as of December 31, 2012 were converted to equity concurrently with the acquisition of SPHSA as described under “Certain Relationships and Related Transactions—Transactions with Related Persons—Acquisition of SPHSA” under our annual report on Form 10-K for the year ended December 31, 2013 filed with the Commission. Our stockholders’ deficit was approximately $1,484,000 as of March 31, 2014, compared with a deficit of approximately $1,353,000 as of December 31, 2013.

Cash Flow Analysis

For the period from August 24, 2005 (when we began operations) to March 31, 2014, our cash used in operating activities was approximately $27,125,000. We expect to continue to have negative cash flows from operating activities until such time as we fully commercialize our technology.

For the three months ended March 31, 2014 our cash used in operating activities was $763,000, which amount corresponded mainly to net losses from our operations partly offset by an increase in amounts due to officers and stockholders and customer deposits.

We do not expect to pay cash dividends in the foreseeable future.

We have a defined stock option plan and contractual commitments with all of our officers and directors. See “Market for Registrants Common Equity, Related Equity Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information” under our under our annual report on Form 10-K for the year ended December 31, 2013 filed with the Commission.

We plan to increase the number of employees to meet the anticipated demand if we are able to achieve wider acceptance of our technology.

Off Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2014, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Shares Issued under Previously Reported Agreements

During the first quarter, we issued:

•	615,000 shares of our Common Stock to Regency Capital Corporation, under the share purchase agreement disclosed in our Current Report on Form 8-K filed on November 25, 2013, as amended by the amendment dated February 13, 2014 disclosed in our Current Report on Form 8-K filed on February 18, 2014 and as further amended by the amendment dated March 19, 2014 disclosed in our Current Report on Form 8-K filed on March 25, 2014; and

•	184,825 shares of our Common Stock to Trinity Asset Management International Limited under the share purchase agreement disclosed in our Current Report on Form 8-K filed on November 12, 2013.

Shares Issued on Conversion of Preferred Stock

On March 5, 2014, we issued 2,000,000 shares of our Common Stock to XOptics (PTC) Ltd., a British Virgin Islands corporation, upon the conversion of 2,000,000 shares of our Non-Voting Convertible Preferred Shares. On March 24, 2014, we issued 1,000,000 shares of our Common Stock to XOptics (PTC) Ltd., a British Virgin Islands corporation, upon the conversion of 1,000,000 shares of our Non-Voting Convertible Preferred Shares. The conversions were made under the terms and conditions of the preferred shares. The issuances of the shares to XOptics (PTC) Ltd. were exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof as transactions not involving a public offering. The issuances were also exempt from registration under Regulation S, as XOptics (PTC) Ltd. is not a “U.S. Person” as defined in that regulation. The certificates evidencing the shares of our Common Stock that we have issued to XOptics (PTC) Ltd. bear a legend restricting their transferability until the shares have been sold as part of a registered public offering.

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

101 The following materials from SurePure, Inc. Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2014 and March 31, 2013 and cumulative from August 24, 2005 (inception) to March 31, 2014, (iii) Unaudited Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2014 and cumulative from August 24, 2005 (inception) to March 31, 2014, (iv) Unaudited Consolidated Statements of Stockholders' Deficit for the three months ended March 31, 2014, (vi) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013 and cumulative from August 24, 2005 (inception) to March 31, 2014 and (vi) Notes to the Unaudited Consolidated Financial Statements.**

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

SurePure,, Inc.

Date: May 14, 2014	By:	/s/ Guy Kebble
		Name:	Guy Kebble
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2014	By:	/s/ Stephen M. Robinson
		Name:	Stephen M. Robinson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from SurePure, Inc. Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): ): (i) Unaudited Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2014 and March 31, 2013 and cumulative from August 24, 2005 (inception) to March 31, 2014, (iii) Unaudited Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2014 and cumulative from August 24, 2005 (inception) to March 31, 2014, (iv) Unaudited Consolidated Statements of Stockholders' Deficit for the three months ended March 31, 2014, (vi) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013 and cumulative from August 24, 2005 (inception) to March 31, 2014 and (vi) Notes to the Unaudited Consolidated Financial Statements.**

_____________

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

