Form 10-Q
period 2014-06-30
SurePure, Inc.
filed 2014-08-14
CIK 1452176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the issuer’s common stock, as of August 12, 2014 was 47,218,316.

SUREPURE, INC.

INDEX

PART I FINANCIAL INFORMATION		3

Item 1.	Financial Statements.	3

	Consolidated Balance Sheets June 30, 2014 (Unaudited) and December 31, 2013	3

	Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2014 and 2013 and cumulative from August 24, 2005 (inception) to June 30, 2014	4

	Consolidated Statements of Other Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2014 and 2013 and cumulative from August 24, 2005 (inception) to June 30, 2014	5

	Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited) for the Three and Six Months Ended June 30, 2014	6

	Consolidated Statements of Cash Flows (Unaudited) for the Three and Six Months Ended June 30, 2014 and 2013 and cumulative from August 24, 2005 (inception) to June 30, 2014	7

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	33

Item 4.	Controls and Procedures.	33

PART II OTHER INFORMATION		34

Item 1.	Legal Proceedings.	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	34

Item 3.	Defaults Upon Senior Securities.	35

Item 4.	Mine Safety Disclosures.	35

Item 5.	Other Information.	35

Item 6.	Exhibits.	35

SIGNATURES		37

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)

Assets

Current assets:
Cash	$8,193	$20,870
Accounts receivable, net	5,942	29,029
Prepaid expenses and other current assets	158,879	156,382
Total current assets	173,014	206,281

Property and equipment, net	-	-

Other assets:
Intangible assets, net	103,955	112,290

Total assets	$276,969	$318,571

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and other current liabilities	$731,336	$703,421
Customer deposits	66,700	10,000
Due to officers/stockholders	866,568	725,699
Income taxes payable	532	533
Loan payable	258,504	231,490

Total current liabilities	1,923,640	1,671,143

Long-term liabilities:
Convertible debenture payable	125,000	-

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $.001 par value, 200,000,000 shares authorized,	45,727	39,937
45,727,257 shares issued and outstanding (39,937,432 shares issued and outstanding at December 31, 2013)
Preferred stock, $.01 par values, 31,155,282 shares authorized,	158,000	198,000
15,800,000 shares issued and outstanding (19,800,000 shares issued and outstanding at December 31, 2013)
Additional paid-in capital	30,266,143	28,728,466
Other comprehensive income	900,214	907,756
Deficit accumulated during the development stage	(33,141,755)	(31,226,731)
Total stockholders' equity (deficit)	(1,771,671)	(1,352,572)

Total liabilities and stockholders' equity (deficit)	$276,969	$318,571

See notes to Consolidated Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

AND CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO JUNE 30, 2014

					Cumulative
					From
					August 24,
	Three Months Ended		Six Months Ended		2005
	June 30,		June 30,		(inception) to
	2014	2013	2014	2013	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$49,525	$93,501	$75,423	$129,856	$2,510,671

Cost of sales	4,457	-	6,110	7,565	1,552,208

Gross profit	45,068	93,501	69,313	122,291	958,463

Expenses:
General and administrative expenses (includes	850,520	1,061,059	1,728,191	2,074,707	26,141,228
equity-based compensation of $34,142, $0, $68,284,
$0 and $219,337, respectively)
Promotion and marketing	4,512	69,196	32,868	97,927	789,609
Research and development	11,466	62,542	68,116	96,108	3,924,427
Depreciation and amortization	4,167	5,528	8,334	11,056	205,716
Impairment of patent	-	-	-	-	537,631

Total expenses	870,665	1,198,325	1,837,509	2,279,798	31,598,611

Loss from operations	(825,597)	(1,104,824)	(1,768,196)	(2,157,507)	(30,640,148)

Other income (expense):
Interest income	6	46	8	49	373,899
Interest expense	(132,243)	(47,705)	(146,672)	(126,878)	(2,755,995)
Exchange rate gains and losses	(1,354)	766	(164)	(10)	(22,666)
Loss on disposition of fixed assets	-	-	-	-	(64,172)

Total other (expense) income	(133,591)	(46,893)	(146,828)	(126,839)	(2,468,934)

Loss before provision for taxes	(959,188)	(1,151,717)	(1,915,024)	(2,284,346)	(33,109,082)

Provision for income taxes	-	-	-	-	32,673

Net loss	(959,188)	(1,151,717)	(1,915,024)	(2,284,346)	(33,141,755)

Net loss attributable to non-controlling interest	-	46,989	-	(17,653)	(1,633,120)

Net loss attributable to SurePure	$(959,188)	$(1,198,706)	$(1,915,024)	$(2,266,693)	$(31,508,635)

Loss per share – basic and diluted attributable
to SurePure common stockholders	$(0.02)	$(0.04)	$(0.04)	$(0.09)	$(1.10)

Weighted average shares outstanding -
basic and diluted	44,602,697	27,129,509	42,790,467	25,409,204	28,572,284

See notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

AND CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO JUNE 30, 2014

					Cumulative
					From
					August 24,
	Three Months Ended		Six Months Ended		2005
	June 30,		June 30,		(inception) to
	2014	2013	2014	2013	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(959,188)	$(1,151,717)	$(1,915,024)	$(2,284,346)	$(33,141,755)

Other comprehensive income, net of tax

Unrealized (loss) gain on foreign
currency translation	2,092	242,777	(7,542)	542,242	900,214

Comprehensive loss	(957,096)	(908,940)	(1,922,566)	(1,742,104)	(32,241,541)

Less: Comprehensive income (loss) attributable
to noncontrolling interest	-	107,518	-	122,083	(1,407,165)

Comprehensive loss attributable
to SurePure, net of tax	$(957,096)	$(1,016,458)	$(1,922,566)	$(1,864,187)	$(30,834,376)

See notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO JUNE 30, 2014

						Equity in			Accumulated
	Common	Range of			Additional	Variable	Retained		Other	Stock
	Shares	Price Per	Common	Preferred	Paid-in	Interest	Earnings	Noncontrolling	Comprehensive	Subscription
	Issued	Share	Stock	Stock	Capital	Entities	(Deficit)	Interest	Income	Receivable	Total
August 24, 2005 - inception	-		$-	$-	$-	$-	$-	$-	$-	$-	$-

Issuances of common stock:
2007	18,360,000	$0.01	173,832								173,832
2007	2,040,000	$2.45	19,314		4,980,686						5,000,000

2008	2,781,965	$0.01	26,340								26,340
2008	367,200	$2.45	3,477		896,523						900,000

2009	323,050	$.01 to $2.60	3,113		836,887						840,000
Total from issuance of common stock	23,872,215		226,076		6,714,096						6,940,172

Imputed interest on stockholder loans					1,187,154						1,187,154

Net income (loss) for the period from
August 24, 2005 (inception) to December 31, 2009							(12,815,358)		74,127		(12,741,231)

Equity of VIE's
prior to January 1, 2010	-		-		-	1,004,150	-	(1,202,762)	-	(42,141)	(240,753)

Balances-December 31, 2009	23,872,215		226,076		7,901,250	1,004,150	(12,815,358)	(1,202,762)	74,127	(42,141)	(4,854,658)

2010	1,390,130	$1.00	14,775		-						14,775
2010	225,000	$2.00	2,392		447,608						450,000
2010	974,870	$2.60	10,362		2,524,301						2,534,663
2010	360,000	$2.85	3,826		1,022,174						1,026,000

Imputed interest on stockholder loans					380,664						380,664

Net (loss) for the year							(4,066,384)	(70,123)			(4,136,507)

Unrealized (loss) on foreign
currency translation adjustment	-		-		-	-	-	(152,250)	(403,381)	-	(555,631)

Balances-December 31, 2010 (audited)	26,822,215		257,431		12,275,997	1,004,150	(16,881,742)	(1,425,135)	(329,254)	(42,141)	(5,140,694)

Conversion of stockholders loans
to additional paid-in capital					1,376,229						1,376,229

Imputed interest on stockholder loans					415,705						415,705

Net (loss) income for the year							(4,009,727)	(41,235)			(4,050,962)

Unrealized gain on foreign
currency translation adjustment	-		-	-	-	-	-	210,058	593,256	-	803,314

Balances-December 31, 2011 (audited)	26,822,215		257,431		14,067,931	1,004,150	(20,891,469)	(1,256,312)	264,002	(42,141)	(6,596,408)

Issuance of common stock, pre-merger	2,500,000	$1.00	25,501		2,474,499						2,500,000

Conversion of stockholder loans	7,378,416	$.50	75,206		3,614,002						3,689,208

Imputed interest on stockholder loans					380,414						380,414

Adjustment for reverse merger	(13,393,447)		(334,831)	226,654	149,206	(83,170)				42,141	-

Issuance of common stock, post-merger	235,000	$1.00	235		234,765						235,000

Net (loss) for the year							(4,300,673)	(117,786)			(4,418,459)

Unrealized gain on foreign currency translation adjustment	-		-	-	-	-	-	38,409	96,462	-	134,871

Balances-December 31, 2012 (audited)	23,542,184		23,542	226,654	20,920,817	920,980	(25,192,142)	(1,335,689)	360,464	-	(4,075,374)

Issuance of common stock for cash	3,237,318	$1.00	3,237		3,234,081						3,237,318

Imputed interest on stockholder loans					105,925						105,925

Conversion of preferred stock to common stock	2,865,447		2,865	(28,654)	25,789						-

Conversion of other loans payable to common stock	222,672	$1.00	223		222,449						222,672

Issuance of common stock for consulting services	205,000		205		190,295						190,500

Conversion of stockholders loans to former VIE to common stock	6,864,811		6,865		2,766,519						2,773,384

Adjustment to reflect acquisition of former VIE's	3,000,000		3,000		1,111,538	(920,980)	(1,633,120)	1,213,606	225,956	-	-

Equity-based compensation					151,053						151,053

Net (loss) for the year							(4,401,469)	(17,653)			(4,419,122)

Unrealized gain on foreign currency translation adjustment	-		-	-	-	-	-	139,736	321,336	-	461,072

Balances- December 31, 2013 (audited)	39,937,432		39,937	198,000	28,728,466	-	(31,226,731)	-	907,756	-	(1,352,572)

Issuance of common stock for cash	1,049,825	$1.00	1,050		1,048,775						1,049,825

Conversion of preferred stock to common stock	4,000,000		4,000	(40,000)	36,000						-

Issuance of common stock for consulting services	90,000		90		51,210						51,300

Issuance of common stock to settle liabilities	575,000		575		229,425						230,000

Issuance of common stock in connection with sale of convertible debentures	75,000		75		36,675						36,750

Beneficial conversion feature of convertible debentures					67,308						67,308

Equity-based compensation					68,284						68,284

Net (loss) for the six months							(1,915,024)				(1,915,024)

Unrealized (loss) on foreign currency translation adjustment	-		-	-	-	-	-	-	(7,542)	-	(7,542)

Balances- June 30, 2014 (unaudited)	45,727,257		$45,727	$158,000	$30,266,143	$-	$(33,141,755)	$-	$900,214	$-	$(1,771,671)

See notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

AND CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO JUNE 30, 2014

			Cumulative From
	Six Months Ended		August 24, 2005
	June 30,		(inception) to
	2014	2013	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
Cash from operating activities:
Net loss	$(1,915,024)	$(2,284,346)	$(33,141,755)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	8,334	11,056	205,716
Non-cash interest expense and loan costs	126,558	-	126,558
Impairment of patent	-	-	537,631
Loss on sale of property and equipment	-	-	64,172
Imputed interest on stockholders loans	-	105,925	2,469,862
Issuance of common stock for consulting services	51,300	-	241,800
Equity-based compensation	68,284	-	219,337
Changes in assets and liabilities:
Accounts receivable	23,087	(5,206)	(5,942)
Prepaid expenses and other current assets	(2,497)	30,402	(158,879)
Accounts payable and other current liabilities	136,611	59,815	840,032
Customer deposits payable	56,700	-	66,700
Due to officers/stockholders	290,869	376,929	1,016,568
Income taxes payable	(1)	(13)	532

Total cash used in operating activities	(1,155,779)	(1,705,438)	(27,517,668)

Cash from investing activities:
Purchase of property and equipment	-	-	(181,760)
Proceeds from sales of property and equipment	-	-	16,860
Acquisition of patents	-	-	(746,576)

Total cash used in investing activities	-	-	(911,476)

Cash from financing activities:
Proceeds from sale of equity	1,049,825	1,275,818	17,945,612
Proceeds from sale of convertible debt	102,500	-	102,500
Proceeds from equity of former variable interest entities	-	-	83,309
Proceeds from loans from stockholders	-	-	9,421,605
Proceeds from other loans payable	-	221,418	454,161

Total cash provided by financing activities	1,152,325	1,497,236	28,007,187

Effect of exchange rate changes on cash and cash equivalents	(9,223)	73,857	430,150

Net increase (decrease) in cash	(12,677)	(134,345)	8,193

Cash, beginning of period	20,870	142,373	-

Cash, end of period	$8,193	$8,028	$8,193

Supplemental disclosures:
Interest paid	$1,588	$1,004	$71,593

Income taxes paid	$-	$-	$32,673

Conversion of stockholders' and other loans to equity	$-	$2,996,056	$8,061,493

Conversion of other loans payable to stockholders' loans	$-	$-	$300,000

Conversion of stockholders' loans to equity of former variable interest entities	$-	$-	$1,114,400

Imputed interest on stockholders' loans reported as an increase to additional paid-in capital	$-	$105,925	$2,469,862

Conversion of equity of former variable interest entities to equity of company	$-	$1,114,539	$1,114,539

Conversion of preferred stock to common stock and additional paid-in capital	$40,000	$12,000	$68,654

Issuance of common stock in connection with the issuance of convertible debentures	$36,750	$-	$36,750

See notes to Consolidated Financial Statements.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2014 and 2013

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

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of the Company and subsidiaries have been prepared in accordance accounting principles generally accepted in the United States of America (“GAAP”), with the instructions to Form 10-Q and with the requirements of Regulation S-X of the U. S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual consolidated financial statements. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013. Operating results for the three months and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

The Company’s wholly-owned subsidiaries are as follows:

• SurePure Investment Holding AG (“SPI”), which holds the investments in SPO and SPP.

• SurePure Operations AG (“SPO”), which markets the products of the Group and earns its revenue by selling or otherwise distributing equipment utilizing the Group’s technology globally. SPO owns a patent for the Group’s technology in various countries;

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2014 and 2013

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

Reclassification

Certain previously reported amounts have been reclassified to conform to the presentation used in the June 30, 2014 financial statements.

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

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2014 and 2013

Accounts Receivable

The Group performs regular credit evaluations of customers to which it provides sales on credit terms, and adjusts credit limits based on the customer’s payment history and reassessments of their creditworthiness. The Group continuously monitors its collections and establishes a provision for estimated doubtful accounts, if necessary. No allowance for doubtful accounts was deemed to be necessary at June 30, 2014 or at December 31, 2013.

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

The Group evaluates the carrying value of its intangible assets for impairment at least annually or when events or changes in circumstances are identified by management that indicate that such carrying values may not be fully recoverable. The evaluation involves estimating the future undiscounted cash flows expected to be derived from the assets to assess whether or not a potential impairment exists. As a result of its evaluations, management determined that it was not necessary to recognize a loss on impairment of its intangible assets for the three months and six months ended June 30, 2014 or for the year ended December 31, 2013. During the period from inception to June 30, 2014, impairment losses on intangible assets of $537,631 were recognized.

Convertible Debentures Payable

Convertible debentures payable consist of the face amount due from the sale of debentures. The holder of the debentures has the right to convert the unpaid balance into shares of Common Stock of the Company at a discount. Upon exercise of the conversion option by the holder, the loan amount is reduced and increases to common stock and additional paid-in capital are recorded. In connection with the issuance of the debentures, the Company issued shares if its Common Stock to the holder. At the time of issuance, certain costs including legal and other costs, discount at issuance was incurred and a beneficial conversion feature was recognized in connection with the issuance. These costs have been charged to expense currently, since the conversion option rests solely with the holder of the debentures

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2014 and 2013

Revenue

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

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2014 and 2013

Applicable functional currencies are:

SPI, SPO, and SPP	Swiss Francs – CHF
SPLAM	Brazilian Real – BRL
SPHSA and SPMSA	South African Rand – ZAR

Exchange rates used for conversion of foreign items to USD at the end of each period and the average for each period were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		December 31,
	2014	2013	2014	2013	2013
CHF:
Reporting date	1.1216	1.0576	1.1216	1.0576	1.1230
Average for period	1.1247	1.0606	0.1223	1.0679	N/A

BRL:
Reporting date	0.4536	0.4472	0.4536	0.4472	0.4232
Average for period	0.4477	0.4838	0.4352	0.4917	N/A

ZAR:
Reporting date	0.0944	0.1011	0.0944	0.1011	0.0952
Average for period	0.0948	0.1057	0.0935	0.1088	N/A

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

Three and Six Months Ended June 30, 2014 and 2013

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

Depreciation expense was $0 and approximately $1,400 for the three months ended June 30, 2014 and 2013, respectively, $0 and approximately $2,700 for the six months ended June 30, 2014 and 2013, respectively, and approximately $97,300 for the period from inception to June 30, 2014.

3. Intangible Assets

Intangible assets consist of the following:

	June 30,	December 31,
	2014	2013

Patents	$208,943	$208,943
Less: Accumulated amortization	104,988	96,653

Intangible assets, net	$103,955	$112,290

Amortization expense was approximately $4,200 and $4,200 for the three months ended June 30, 2014 and 2013, respectively, approximately $8,300 and $8,300 for the six months ended June 30, 2014 and 2013, respectively, and approximately $108,000 for the period from inception to June 30, 2014.

4. Due to Officers/Stockholders

Due to officers/stockholders consists of unpaid salaries, accrued leave and advances from two executives and one employee/stockholder totaling $866,568 and $725,699 at June 30, 2014 and December 31, 2013, respectively. The Company’s chief executive officer has not been paid a portion of his salary since September 30, 2013 and as of June 30, 2014 $135,219 was due. In May and June 2014, the Company’s chief executive officer advanced $61,946 to a subsidiary of the Company. The Company’s chief financial officer has not been paid any of his salary or and a portion of his business expenses since October 2012. The amount owed to the chief financial officer as of June 30, 2014 includes unpaid salaries of $559,073 and unreimbursed expenses of $54,250.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2014 and 2013

5. Other Loans Payable

In October 2012, the Company and the three lenders whose balances were reflected in Other Loans Payable at December 31, 2012 revised their agreements orally and these agreements were later formalized in writing effective January 2013. The Company agreed with each of these lenders that it would pay interest at 5% per annum on the outstanding balances retroactive to the time that the loans were made in 2011 and it would repay each of these lenders $105,000 in October 2012. On April 4, 2013, these lenders and the Company further agreed that the lenders would be granted the right to convert each $1.00 of principal and interest that was unpaid under their agreements into one share of Common Stock upon the effective date of the Company’s registration statement which the Company had filed to register the resale of certain shares of the Common Stock. Pursuant to these agreements, these loans were converted into shares of Common Stock at the time that the registration statement was declared effective on May 16, 2013. Interest on these loans was $0 and $97 for the three months ended June 30, 2014 and 2013, respectively, $0 and $3,107 for the six months ended June 30, 2014 and 2013, respectively, and $27,700 for the period from inception to June 30, 2014.

On April 4, 2013, SPMSA borrowed ZAR 2 million (approximately $201,000) from a lender pursuant to a note. The terms of the loan provide for interest of 2% per month on the outstanding balance which is payable together with the principal balance no later than December 31, 2013. An officer and stockholder of the Company has deposited 1,000,000 shares of Common Stock with the lender as security for the repayment of the loan to SPMSA. On September 26, 2013, the repayment date was extended to October 31, 2013. On October 31, 2013, the repayment date was extended to November 30, 2013. On November 21, 2013, the repayment date was further extended to March 31, 2014. On March 19, 2014, the repayment date was further extended to June 30, 2014. On June 24, 2014, the repayment date was further extended to September 30, 2014. Interest on this loan was approximately $15,000 and $16,800 for the three months ended June 30, 2014 and 2013, respectively, approximately $28,700 and $16,800 for the six months ended June 30, 2014 and 2013 and approximately $73,600 for the period from inception to June 30, 2014, respectively. As of June 30, 2014, the unpaid balance on this loan was $258,504 and is included in loans payable in the accompanying Consolidated Balance Sheet.

6. Convertible Debentures Payable

On June 23, 2014, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Peak One Opportunity Fund, L.P., a Delaware limited partnership (“Peak One”), under which the Company has the right, subject to the terms and conditions of the Securities Purchase Agreement, to issue up to three convertible debentures each in the face amount of $125,000. .  Each debenture is payable in full on the third anniversary of the date of issue (the “maturity date”).  Each debenture provides for a discount of $12,500 upon issuance and sale and a zero percent stated interest rate.  The Company issued the first debenture (the “Debenture”) to Peak One on June 23, 2014.  The Company paid Peak One $10,000 for legal and other costs, that were deducted from the proceeds of issuance.  The Securities Purchase Agreement also provided for the issuance of 75,000 shares of the Company’s Common Stock to an affiliate of Peak One upon the issuance of the Debenture.  These shares were issued and valued at $.49 per share, which was the closing price of the Company’s Common Stock on the date of issuance.  The Debenture provides Peak One with the option to convert any outstanding balance under the Debenture into shares of Common Stock of the Company at 65% of the lowest closing price of the Company’s Common Stock during the twenty trading days prior to conversion.  This conversion price constitutes a beneficial conversion feature (“BCF”) that was valued at $67,308 on the date of issuance.  The Company accounted for the BCF as a reduction of the balance of the related debt at the date of issuance and as an additional cost that is to be treated as non-cash interest.  The total costs of issuance were $126,558, including the value of 75,000 shares of the Company’s Common Stock issued, the discount and the BCF, which are treated as interest, and the legal and other costs that are treated as loan costs.  The Company has expensed these costs currently due to the fact that the option to convert into shares rests solely with Peak One.  Of the total costs associated with the Securities Purchase Agreement, $116,558 was charged to interest expense and $10,000 of loan costs was included in general and administrative expenses.  Although the Debenture provides for a stated zero percent stated interest rate, the treatment of certain of the costs of issuance as interest results in an effective interest rate that the Company considers to be not unreasonable and therefore, no imputing of interest was deemed to be necessary.

Under certain circumstances the Company has the right to repay the Debenture prior to the maturity date .  If the Company repays the outstanding balance during the period of 91 to 180 days after the date of issuance, the Company must pay 120 percent of the unpaid balance.  If the Company repays the outstanding balance after the 180th day and before the maturity date,  the Company must pay 140 percent of the unpaid balance.  Any such prepayments by the Company must be made on a pro-rata basis with respect to any unpaid amounts.  The Securities Purchase Agreement , the Debenture and the related documents entered into between the Company and Peak One also provide for certain affirmative and negative covenants, including the requirement that the Company maintains a minimum number of registered shares of the Company’s Common Stock equal to 300% of the number of common shares into which Peak One could convert the unpaid balance.  Following the issuance of the Debenture, the Company registered 1,227,416 shares of its Common Stock in connection with Peak One’s conversion rights.

At June 30, 2014, the unpaid balance of the Debenture was $125,000 and is included in long-term debt.  Subsequent to June 30, 2014, Peak One converted a portion of the Debenture into shares of the Company’s Common Stock.  On July 18, 2014, Peak One converted $30,000 of the Debenture into 177,514 shares of the Company’s Common Stock.  On August 5, 2014, Peak One converted an additional $30,000 of the Debenture into 209,795 shares of the Company’s Common Stock.  After giving effect to these conversions, 840,107 registered shares remain available for conversion.

7. Equity

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

Three and Six Months Ended June 30, 2014 and 2013

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

During the three months and six months ended June 30, 2014, the preferred stockholder converted 1,000,000 and 4,000,000 shares of the Company’s preferred stock into 1,000,000 and 4,000,000 shares of the Company’s Common Stock, respectively.  At June 30, 2014 and December 31, 2013, there were 15,800,000 and 19,800,000 issued and outstanding shares of the Company’s preferred stock.

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

On April 1, 2014, the Company entered into an agreement with a consultant to issue 30,000 common shares on the first business day of each month through September, 2014 in exchange for services. A total of 90,000 common shares were issued during the three months ended June 30, 2014. The shares issued and the related consulting services were valued at $51,300 based upon the closing price on each date of issuance.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2014 and 2013

On May 29, 2014, the Company issued a total of 575,000 common shares to a former executive and to a consultant in settlement of a portion of the salaries, expense reimbursements and consulting fees due to them in the amount of $230,000.

On June 23, 2014, the Company issued 75,000 common shares to Peak One as part of the cost of the financing in connection with the sale of the convertible debentures. The shares issued were valued at $.49, the closing share price on that day.

At June 30, 2014 and December 31, 2013, after giving effect to the acquisition of SPHSA, there were 45,727,257 and 39,937,432 shares, respectively, of the Company’s Common Stock issued and outstanding.

8. Stock Subscription Agreements; Share Purchase Agreements

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

Three and Six Months Ended June 30, 2014 and 2013

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

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2014 and 2013

On February 13, 2014, effective as of January 31, 2014, this agreement was amended to grant Regency an option to purchase an additional 500,000 common shares not later than March 31, 2014 at the greater of $1.00 and 92% of the volume-weighted average price of for the 20 trading days ending on the third trading day before each additional share closing (the “Amendment Option Price”). Under this agreement as amended and through June 30, 2014, Regency has purchased 500,000 shares of the Company’s Common Stock for an aggregate purchase price of $500,000.

On March 19, 2014, the Company and Regency entered into a second amendment of the Share Purchase Agreement that granted Regency the right to purchase 1,000,000 additional shares of Common Stock during the period ending June 30, 2014 at a cash purchase price equal to the Amendment Option Price. Under the second amendment and through June 30, 2014, Regency has purchased 315,000 shares of the Company’s Common Stock for an aggregate purchase price of $315,000.

On June 24, 2014, the Company and Regency entered into a third amendment of the Share Purchase Agreement that extended to September 30, 2014 Regency’s right to purchase the remaining 685,000 shares of the Company’s Common Stock under the second amendment. Through June 30, 2014, no shares were purchased under the third amendment.

On May 20, 2014 the Company and Trinity entered into the Agreement for the Subscription of Shares (the “May 2014 Trinity Subscription Agreement”). Under the May 2014 Trinity Subscription Agreement, Trinity agreed to arrange, from time to time until July 30, 2014, for persons that desire to subscribe for shares of the Company’s Common Stock to deliver separate written offers to purchase up to 850,000 shares of the Company’s Common Stock. Upon the Company’s receipt of an offer, if it decides to accept the offer the Company must notify Trinity of our acceptance. As to any offer that the Company accepts, the Company will issue to the subscriber the shares of Common Stock that have been subscribed for against payment of the purchase price for the shares. Trinity entered into the May 2014 Trinity Subscription Agreement in part to obtain the Company’s release of Trinity Asset Management International Limited, an affiliate of Trinity, from its obligations under the Tamil Share Purchase Agreement.

During the six months ended June 30, 2014, the Company issued an aggregate of 1,049,825 shares of its Common Stock for aggregate gross proceeds of $1,049,825, 575,000 shares of its Common Stock in settlement of liabilities to executives and consultants, 90,000 shares of its Common Stock in connection with a consulting agreement and 75,000 shares of its Common Stock in connection with the issuance of the Peak One convertible debentures. Subsequent to June 30, 2014, the Company has issued an aggregate of 461,059 shares of the Company’s Common Stock including 43,750 shares issued for proceeds of $43,750, and 387,309 shares issued in connection with the conversion rights under the Peak One convertible debentures and 60,000 shares issued in connection with a consulting agreement.

During the six months ended June 30, 2014, the holder of the Company’s convertible preferred shares converted 4,000,000 shares of Preferred Stock into 4,000,000 shares of Common Stock. Subsequent to June 30, 2014, the holder of the Company’s convertible preferred shares converted 1,000,000 shares of Preferred Stock into 1,000,000 shares of Common Stock.

9. Stockholders’ Deficit

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

Three and Six Months Ended June 30, 2014 and 2013

10. Income Taxes

The Company and its subsidiaries file income tax returns in Switzerland, South Africa, the United States and Brazil. The components of income (loss) from operations before income taxes, by jurisdiction, are as follows:

					From August 24, 2005
	Three Months Ended June 30,		Six Months Ended June 30,		(inception) to
	2014	2013	2014	2013	June 30, 2014
Switzerland	$(397,962)	$(1,037,727)	$(883,745)	$(1,399,780)	$(20,282,729)
South Africa	(157,520)	138,310	(384,174)	(233,902)	(9,920,392)
United States	(403,706)	(252,300)	(647,105)	(650,664)	(1,964,463)
Brazil	-	-	-	-	(941,498)
Total	$(959,188)	$(1,151,717)	$(1,915,024)	$(2,284,346)	$(33,109,082)

The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following for the three months and six months ended June 30, 2014 and 2013 and for the period from inception to June 30, 2014:

					From August 24, 2005
	Three Months Ended June 30,		Six Months Ended June 30,		(inception) to
	2014	2013	2014	2013	June 30, 2014
Current tax provision:
Switzerland	$-	$-	$-	$-	$32,673
South Africa	-	-	-	-	-
United States	-	-	-	-	-
Brazil	-	-	-	-	-
Total current tax provision	-	-	-	$-	32,673

Deferred tax provision:
Switzerland	(71,303)	(184,927)	(158,070)	$(249,152)	(3,501,303)
South Africa	(44,066)	46,937	(107,490)	(20,832)	(1,948,474)
United States	(141,297)	(88,305)	(226,487)	(227,732)	(687,562)
Brazil	-	-	-	-	(235,375)
Change in valuation allowance	256,666	226,295	492,047	497,716	6,372,714
Total deferred provision	-	-	-	$-	-

Total	$-	$-	$-	$-	$32,673

The Company has determined that the future tax benefits from net operating losses are not likely to be realized in future periods and a full valuation allowance has been provided for all periods.

The income tax effect of each type of temporary difference giving rise to the net deferred tax asset as follows:

	June 30,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$6,372,714	$5,880,667
Less: valuation allowance	(6,372,714)	(5,880,667)

Total	$-	$-

The following reconciles the effective income tax rates with the statutory rates for the three months ended June 30, 2014 and 2013, the six months ended June 30, 2014 and 2013, and for the period from inception to June 30, 2014:

			United
	Switzerland	South Africa	States	Brazil	Total

Statutory rate of tax	8.5%/18%	28.0% %	35.0%	25.0%

Three months ended June 30, 2014:
Net (loss) from operations
before taxes	$(397,962)	$(157,520)	$(403,706)	$-	$(959,188)

As calculated at the statutory rate	(71,303)	(44,106)	(141,297)	-	(256,706)

Permanent differences	-	40	-	-	40
Change in valuation reserves	71,303	44,066	141,297	-	256,666

Provision for income taxes	$-	$-	$-	$-	$-

Three months ended June 30, 2013:
Net (loss) income from operations
before taxes	$(1,037,727)	$138,310	$(252,300)	$-	$(1,151,717)

As calculated at the statutory rate	(184,927)	38,726	(88,305)	-	(234,506)

Permanent differences	-	8,211	-	-	8,211
Change in valuation reserves	184,927	(46,937)	88,305	-	226,295

Provision for income taxes	$-	$-	$-	$-	$-

Six months ended June 30, 2014:
Net (loss) from operations
before taxes	$(883,745)	$(384,174)	$(647,105)	$-	$(1,915,024)

As calculated at the statutory rate	(158,070)	(107,569)	(226,487)	-	(492,126)

Permanent differences	-	79	-	-	79
Change in valuation reserves	158,070	107,490	226,487	-	492,047

Provision for income taxes	$-	$-	$-	$-	$-

Six months ended June 30, 2013:
Net (loss) income from operations
before taxes	$(1,399,780)	$(233,902)	$(650,664)	$-	$(2,284,346)

As calculated at the statutory rate	(249,152)	(65,493)	(227,732)	-	(542,377)

Permanent differences	-	44,661	-	-	44,661
Change in valuation reserves	249,152	20,832	227,732	-	497,716

Provision for income taxes	$-	$-	$-	$-	$-

For the period from August 24, 2005 (inception) to
June 30, 2014:
Net (loss) from operations
before taxes	$(20,282,729)	$(9,920,392)	$(1,964,463)	$(941,498)	$(33,109,082)

As calculated at the statutory rate	(3,480,955)	(2,777,710)	(687,562)	(235,375)	(7,181,602)

Permanent differences	12,325	829,236	-	-	841,561
Change in valuation reserves	3,501,303	1,948,474	687,562	235,375	6,372,714

Provision for income taxes	$32,673	$-	$-	$-	$32,673

Permanent differences are principally related to loss on disposal of property and equipment, interest and penalties and unallowable expenses.

The Company and Group members remain subject to tax examinations for the year ended December 31, 2013 in Switzerland and South Africa, for the six years ended December 31, 2013 in the U.S and for the four years ended December 31, 2013 in Brazil.

The Company was been notified by the Internal Revenue Service of assessments totaling $40,000 for the failure by the management of the Company prior to the December 12, 2012 share exchange to file certain information returns for the years 2008-2011. The Company requested but did not receive administrative relief from the assessments. The Company has entered into an agreement with the Internal Revenue Service to pay the outstanding balance over four months in installments of $10,000 each commencing August 15, 2014. The Company made the payment of the first installment of $10,000 on August 7, 2014.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2014 and 2013

11. Concentrations of Credit Risk

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

12. Acquisition of SPHSA

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

Three and Six Months Ended June 30, 2014 and 2013

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

13. 2012 Stock Option Plan

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

Three and Six Months Ended June 30, 2014 and 2013

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

There was no reduction for estimated forfeitures. Under this model and the foregoing assumptions, the options granted in 2013 were valued at $151,053. Of this amount, $87,452, $15,900 and $47,701 is attributable to executives, employees and consultants, respectively. Equity-based compensation for the three months and six months ended June 30, 2014 was $34,142 and $68,284, respectively and $219,337 for the period from inception to June 30, 2014. These amounts are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

14. Commitments, Contingencies and Tax Obligation

Lease Commitments

The Group leases two premises in South Africa under operating leases.  One location is an office facility and the other is a workshop.  The office facility lease was originally scheduled to expire on April 30, 2012 and has been extended in a short-term basis several times. The lease term terminated on February 28, 2014 and the Company leased this office for an additional month in March 2014.  The Company executed a one-year lease for a new office facility effective April 1, 2014 and was able to terminate this lease in May 2014. The lease for the Group’s workshop facility originally expired on April 30, 2012 and was also extended on a short-term basis. The workshop is being leased on a month-to-month basis. On June 1, 2014, the Company lease new office and workshop facilities for a one-year term. The monthly rent for the office lease is approximately $1,900 and the monthly rent for the workshop is $1,000. In addition to the payments required under the preceding leases, payments are made for space rentals on an as-needed basis. The total rent expense was approximately $18,000 and $21,000 for the three months ended June 30, 2014 and 2013, respectively, approximately $35,000 and $39,000 for the six months ended June 30, 2014 and 2013, respectively, and approximately $883,000 for the period from August 24, 2005 (inception) to June 30, 2014. Rent expense is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

The future rent commitments under the above leases for the twelve months ended June 30, 2015 is approximately $34,000.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2014 and 2013

Payroll Commitments

The Group’s employees in South Africa have employment contracts that provide for one month of notice before the employee can be terminated.  As of June 30, 2014, the total monthly salary commitment applicable to these employees, exclusive of the executives, was approximately $23,000.

Payroll Tax Obligation

SPMSA has received notification from the South African Revenue Service regarding unpaid payroll taxes of approximately $185,000.  SPMSA requested additional time to arrange a payment plan that is suitable to both parties and has commenced making monthly payments against this balance.  During the Company’s review of this matter in 2012, it was discovered that additional taxes amounting to approximately $62,000 were due.  At June 30, 2014 and December 31, 2013, the unpaid balance of this liability was approximately $71,000 and $81,000, respectively and is included in accounts payable and other current liabilities in the accompanying consolidated balance sheets.

Employment and Consulting Agreements

The Company has entered into agreements to secure the services of two executives.  These agreements provide for annual compensation and require a termination notice period by the Group of three months.  The executives all are stockholders of the Company.

The total compensation payable to these executives and one former executive was approximately $192,000 and $248,000 for the three months ended June 30, 2014 and 2013, respectively, approximately $386,000 and $509,000 for the six months ended June 30, 2014 and 2013, respectively and approximately $6,725,000 for the period from inception to June 30, 2014.

The Company entered into agreements with unrelated third party consultants and institutions for consulting, research and professional services.  With the exception of one agreement that has a remaining term of three months as of December 31, 2013, these agreements can be terminated by either party with between two weeks and three months written notice or immediately if for cause.  The amounts due vary according to the nature of the service arrangement and the length of notice required for termination. The minimum amount due under these agreements is approximately $115,000 over the year ending June 30, 2015.

The Company entered into a six-month consulting agreement effective April 1, 2014 under which the consultant will be compensated by the issuance of 30,000 shares of Company Common Stock on a monthly basis for each month covered by the agreement. Subsequent to June 30, 2014, the Company has issued a total of 60,000 shares of Company Common Stock to this consultant.

The Company is obligated to make payments of approximately $129,000 subsequent to June 30, 2014 in connection with purchase orders open as of June 30, 2014 for the purchase of machines to be sold. These payments are expected to be made prior to December 31, 2014.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2014 and 2013

15. Subsequent Events

The Company has evaluated its subsequent events since June 30, 2014. Except as disclosed in Note 6 of these Notes to Consolidated Financial Statements with respect to the conversion of a debenture into shares of the Company’s Common Stock after June 30, 2014, Note 8 with respect to shares of the Company’s Common Stock that were sold after June 30, 2014, conversion of 1,000,000 shares of Preferred Stock into 1,000,000 shares of Common Stock after June 30, 2014 and Note 14 with respect to open purchase orders and shares of the Company’s Common Stock to be issued in connection with a consulting agreement after June 30, 2014, the Company has determined that there were no material subsequent events requiring adjustment to or disclosure in the accompanying Consolidated Financial Statements.

16. Going Concern

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the continuation of the Group as a going concern. Due to the start-up nature of its business, the Group has generated recurring losses and expects to incur additional losses as it expands its photopurification technology and develops marketing, sales and financial plans. As reflected in the accompanying Consolidated Financial Statements, the Company’s total consolidated liabilities exceed total consolidated assets at June 30, 2014 and December 31, 2013 by $1,771,671 and $1,352,572, respectively, and the Company has incurred cumulative consolidated operating losses since the date of inception. To date, the Company’s cash flow requirements have been met with cash investments by its shareholders, certain third parties and to a considerably lesser extent, sales and interest income.

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

Management is currently pursuing plans to address the cash flow requirements of the Company for the twelve months ending June 30, 2015 and beyond. The Company is engaged in discussions with current and other potential investors, and the Company is also considering additional offerings of Common Stock during 2014. In addition, the Company projects that increase in the commercialization of its technology may provide additional cash flow for operations. However, the Company did not enter into any commercial agreements during 2013 or in the six months ended June 30, 2014 that provided materials amounts of revenue.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2014 and 2013

The Consolidated Financial Statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The results presented in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” are those of SurePure, Inc. and its subsidiaries (all of which are collectively referred to in this Management’s Discussion and Analysis of Financial Condition and Results of Operations as “we”) as reflected in our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with such consolidated financial statements and the notes thereto. The results presented below pertain to our unaudited consolidated financial statements for the three and six months ended June 30, 2014 and 2013.

Insufficient Funding

For the period from our inception on August 24, 2005 to June 30, 2014, we had net losses from operations of approximately $33,142,000. During the six months ended June 30, 2014, we continued to experience both insufficient operating revenues and a significant shortfall in funding from investors. As a result, we require significant additional funding to maintain our operations and execute our business plan. Funding provided during the six months ended June 30, 2014 has been largely provided by certain of our current shareholders. If we are unable to obtain financing from our current shareholders or other sources, we will be unable to meet our business objectives and may scale back or even discontinue our operations until such time, if ever, that we are able to obtain financing. Notwithstanding our efforts to obtain financing, there is no assurance that any financing will be available on acceptable terms or at all. See “—Liquidity and Capital Resources.”

Plan of Operation

We seek to expand the commercial acceptance of our SurePure Turbulator purification systems. To pursue this goal, contingent on our obtaining sufficient capital to maintain our operations, we plan to execute the following steps:

•	Attend and promote our product at international trade shows in 2014 and 2015 for the brewing, dairy industries, liquid egg and industrial applications. At these venues we will seek to establish contact with industry participants, including distributors of engineered systems, and to make them aware of our product’s advantages and the expanded applications of the product that we have developed over the past 24 months;

•	Continue to pursue regulatory clearances and approvals for applications, such as dairy products, that are required for our technology to be sold in those industries. In particular, we expect to take the following actions with regulatory agencies:

•	To request review of the SurePure technology by the US Food and Drug Administration (“FDA”) for a number of applications so that the technology may be categorized as “generally recognized as safe,” or “GRAS”;

•	To receive approval of the material that we and a UK customer submitted to the UK Food Standard Authority in June 2011 to obtain EU Novel Food approval; and

•	To receive approval from the International Organization of Wine and Vine (“OIV”) for the use of the SurePure technology for wine industry applications.

•	Seek to market and sell our product and our technology for industrial applications;

•	Seek to expand the level of commercialization of our technology in the liquid egg, wine, dairy, fruit juice and other beverage industries;

•	Expand our distribution networks for our products by identifying additional distributors according to geographic market, expertise with specific liquids and existing client relationships and negotiating agreements with the identified distributors on terms acceptable to both the distributors and to us; and

•	Obtain additional equity financing to support our growth from current shareholders, institutional investors or other investors to provide capital to support and augment our operations.

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

During the six months ended June 30, 2014, we focused on the following activities:

•	continuing with commercial trials with key customers;

•	working with regulatory authorities such that our technology can be employed in key areas

•	manufacturing, delivering and commissioning equipment ordered by customers; and

•	negotiating financing arrangements.

Subsequent to June 30, 2014, we have focused on the following activities:

•	continuing with commercial trials with key customers;

•	pursuing the expansion of our customer base and distributor network internationally;

•	manufacturing, delivering and commissioning equipment ordered by customers; and

•	negotiating possible equity financing agreements.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2014 compared with our results of operations for the three and six months ended June 30, 2013:

	Three Months Ended:		Variance
	June 30, 2014	June 30, 2013	$	%

Revenues	$50,000	94,000	(44,000)	-47%

General and Admin Expenses	851,000	1,061,000	(210,000)	-20%

Research and Development	11,000	63,000	(52,000)	-83%

Interest Expense	132,000	48,000	84,000	175%

Net Loss	959,000	1,152,000	(193,000)	-17%

	Six Months Ended:		Variance
	June 30, 2014	June 30, 2013	$	%

Revenues	$75,000	130,000	(55,000)	-42%

General and Admin Expenses	1,728,000	2,075,000	(347,000)	-17%

Research and Development	68,000	96,000	(28,000)	-29%

Interest Expense	147,000	127,000	20,000	16%

Net Loss	1,915,000	2,284,000	(369,000)	-16%

Cash used in operating activities	1,156,000	1,705,000	(549,000)	-32%

Cash provided by financing activities	1,152,000	1,497,000	(345,000)	-23%

Revenues

We had revenues of approximately $50,000 during the three months ended June 30, 2014, representing a 47% decrease as compared to approximately $94,000 for the three months ended June 30, 2013. This decrease as compared to the second quarter of 2013 was primarily due to lower recurring revenue from maintenance contract which ceased during 2013. Revenue for the six months ended June 30, 2014 was approximately $75,000, a decrease of 42% compared to the six months ended June 30, 2013.

Although we are negotiating agreements for the commercialization of our SurePure technology, it is unlikely that more than one or two of those agreements as currently structured will generate significant amounts of revenue during the next six months. As a general matter, we expect that revenues realized from sales and royalty income will increase to the extent that our commercialization efforts are successful. These commercialization efforts seek to introduce our technology to a broader range of clients and geographic areas. Our business model is largely based on sales of equipment, usage royalties or usage fees. We do not expect, however, an increased level of commercialization to occur before the fourth quarter of 2014, at the earliest.

General and Administrative Expenses

We had general and administrative expenses of approximately $851,000 during the three months ended June 30, 2014, representing a 20% decrease as compared with approximately $1,061,000 during the three months ended June 30, 2013. This decrease as compared to the second quarter of 2013 was primarily due to lower professional fees resulting from the conclusion of the incorporation of the SA entities during 2013 as well as lower travel expenditures due to timing of customer visits. For the six months ended June 30, 2014, general and administrative expenses of approximately $1,728,000 were 17% lower than the comparable expenses of $2,075,000 for the six months ended June 30, 2013. This decrease was primarily due to lower professional fees resulting from the conclusion of the incorporation of the SA entities during 2013 as well as lower travel expenditures due to timing of customer visits.

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

Research and Development Expenses

We had research and development expenses of approximately $11,000 for the three months ended June 30, 2014, representing a 83% decrease as compared with approximately $63,000 for the three months ended June 30, 2013. Research and development expenses for the six months ended June 30, 2014 were approximately $68,000, or 29% lower than the approximately $96,000 of research and development expenses for the six months ended June 30, 2013. This decrease as compared to the second quarter of 2013 was primarily due to a reduction in research activities being undertaken to obtain regulatory approvals, as most of this work had been undertaken in prior periods.

We expect that our research and development expenses will increase in future periods as we pursue new applications and clients for our technology.

Interest Expense

We had interest expense of approximately $132,000 for the three months ended June 30, 2014, representing a 175% increase, as compared to approximately $48,000 of interest expense for the three months ended June 30, 2013. Interest expense was approximately $147,000 for the six months ended June 30, 2014, representing a 16% increase as compared to approximately $127,000 of interest expense for the six months ended June 30, 2013. This increase was primarily due to the interest cost relating to the convertible note, partly offset by the lower interest costs resulting from the restructuring of the shareholder loans into equity as part of the acquisition of the South African Entities during 2013.

Net Loss

For the reasons discussed above, we had a net loss of approximately $959,000 for the three months ended June 30, 2014, representing a 17% decrease in net losses as compared to a net loss of approximately $1,152,000 for the three months ended June 31, 2013. Net losses for the six months ended June 30, 2014 were approximately $1,915,000 as compared to approximately $2,284,000 for the six months ended June 30, 2013, or a decrease of 16%.

We have not as yet generated sufficient revenue to fund our operations, and we expect our net losses to continue until such time as our commercialization efforts related to our technologies produce an increase in revenues sufficient to meet the cost of our operations. Accordingly, we expect to continue to operate at a loss through December 31, 2014.

Income Tax Expense (Benefit)

We have realized net operating losses in Switzerland, South Africa and the United States. In addition to net operating losses in prior periods, our net operating losses during the first six months of 2014 may result in a potential future income tax benefit, to the extent that any unexpired net operating loss carry-forwards can offset future operating profits.

Impact of Inflation

We believe that inflation has not had a material effect on our operations for the period from August 24, 2005 (when our operations began) to June 30, 2014.

Capital Expenditures

We have spent approximately $182,000 dollars on property and equipment for the period from August 24, 2005 (when our operations began) to June 30, 2014.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been through sales of our Common Stock to our investors. During the year ended December 31, 2013, we sold shares of our Common Stock to two institutional investors. During 2013, Regency Capital Corporation purchased 2,349,500 of the 3,237,318 shares of our Common Stock that we sold to investors during the year, all at a cash purchase price of $1.00 per share. During the first six months of 2014, Regency purchased an additional 865,000 shares of our Common Stock at a cash purchase price of $1.00 per share. Regency is an affiliate of XOptics (PTC) Ltd., a British Virgin Islands corporation, which holds 14,800,000 shares of our Non-Voting Convertible Preferred Stock. We believe that the ability of Regency to provide financing to us by purchasing additional shares is limited, and we do not know whether Regency will be able provide significant amounts of financing to us during 2014 or thereafter.

An affiliate of Trinity purchased 184,825 shares from us for $184,825 during the first quarter of 2014. We cannot be certain that Trinity or its affiliates will purchase additional shares from us at the price that we have offered, or at any price.

On June 23, 2014 (the “Initial Closing Date”), we entered into a Securities Purchase Agreement (the “Agreement”) with Peak One Opportunity Fund L.P., a Delaware limited partnership (“Peak One”). Under the Agreement, Peak One agreed to purchase from us up to $375,000 aggregate principal amount of our convertible debentures (together the “Debentures” and each individual issuance a “Debenture”), bearing interest at a rate of 0% per annum, with maturity on the third anniversary of the respective date of issuance. Our obligations under the Debentures are guaranteed by each of our subsidiaries.

On the Initial Closing Date, we issued and sold to Peak One, and Peak One purchased from us, a first Debenture in the principal amount of $125,000 for a purchase price of $112,500. The Agreement provides that, subject to our compliance with certain conditions to closing, (i) any time after 60 days from the Initial Closing Date, we will issue and sell to Peak One, and Peak One will purchase from us, a second Debenture in the principal amount of $125,000 for a purchase price of $112,500 and (ii) any time after 60 days from the closing of the second Debenture, we will issue and sell to Peak One, and Peak One will purchase from us, a third Debenture in the principal amount of $125,000 for a purchase price of $112,500.

We continue to discuss potential financing transactions with Regency, Trinity and others of our shareholders, but we cannot provide any assurance that we will be able to conclude financing transactions with these or any other investors.

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

The following table summarizes our financial position at June 30, 2014 compared with our financial position at December 31, 2013:

	As of:		Variance
	June 30, 2014	December 31, 2013	$	%

Cash	$8,000	21,000	(13,000)	-62%

Other Current Assets	165,000	175,000	(10,000)	-6%

Total Assets	277,000	319,000	(42,000)	-13%

Current Liabilities	1,924,000	1,671,000	253,000	15%

Long term Liabilities	125,000	0	125,000	100%

As noted above under “—Insufficient Funding” and as also noted below under this heading, our current cash resources are extremely limited.

We have been in the development stage since we began operations in August 2005. As of June 30, 2014, we had cash of approximately $8,000 and other current assets of approximately $165,000, consisting of accounts receivable and prepaid expenses, and total assets of approximately $277,000. As of June 30, 2014, we had current liabilities of approximately $1,924,000, consisting of accounts payable, accounts payable to related parties and accrued liabilities. Of this amount, approximately $867,000 represented liabilities that were due to officers and stockholders, an increase in liabilities to officers and stockholders of approximately $141,000 as compared to such amount as of December 31, 2013. As of June 30, 2014 we had long-term liabilities of $125,000 relating to a convertible note issued in June 2014. Our shareholders’ equity (deficit) was approximately $(1,772,000) as of June 30, 2014, compared with equity (deficit) of approximately $(1,353,000) as of December 31, 2013.

Cash Flow Analysis

For the period from August 24, 2005 (when we began operations) to June 30, 2014, our cash used in operating activities was approximately $27,518,000. We expect to continue to have negative cash flows from operating activities until such time as we fully commercialize our technology.

For the six months ended June 30, 2014 our cash used in operating activities was $1,156,000, which amount corresponded mainly to net losses from our operations partly offset by an increase in accounts payable and amounts due to officers and stockholders.

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

As of June 30, 2014, we had no off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2014, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Shares Issued under Previously Reported Agreements

During the second quarter, we issued:

•	250,000 shares of our Common Stock to Regency Capital Corporation, under the share purchase agreement disclosed in our Current Report on Form 8-K filed on November 25, 2013, as amended by the amendment dated February 13, 2014 disclosed in our Current Report on Form 8-K filed on February 18, 2014 and as further amended by the amendment dated March 19, 2014 disclosed in our Current Report on Form 8-K filed on March 25, 2014; and

•	75,000 shares to Peak One Investments, LLC under the share purchase agreement disclosed in our Current Report on Form 8-K filed on June 27, 2014.

Shares Issued on Conversion of Preferred Stock

On May 27, 2014, we issued 1,000,000 shares of our Common Stock to XOptics (PTC) Ltd., a British Virgin Islands corporation, upon the conversion of 1,000,000 shares of our Non-Voting Convertible Preferred Shares. This conversion was made under the terms and conditions of the preferred shares. The issuance of the 1,000,000 shares to XOptics (PTC) Ltd. was exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof as transactions not involving a public offering. The issuance was also exempt from registration under Regulation S, as XOptics (PTC) Ltd. is not a “U.S. Person” as defined in that regulation. The certificates evidencing the shares of our Common Stock that we have issued to XOptics (PTC) Ltd. bear a legend restricting their transferability until the shares have been sold as part of a registered public offering.

Other Issuances of our Common Stock

On May 29, 2014, we issued a total of 575,000 shares of our Common Stock to one employee and one consultant of SPO to settle unpaid amounts of salaries to employees and fees to consultants. The issuances of these 575,000 shares were exempt from the registration requirements of the Securities Act under Regulation S, as neither of the persons is a “U.S. Person” as defined in that regulation.

During the second quarter, we issued an aggregate of 90,000 shares of our Common Stock to a third party that had provided services to the Company under an agreement entered into during the first quarter of 2014. The issuances of these 90,000 shares were exempt from the registration requirements of the Securities Act under Regulation S, as the service provider is not a “U.S. Person” as defined in that regulation.

Other than as set forth above, there were no unregistered sales of equity securities during the second quarter of 2014.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from SurePure, Inc. Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2014 and June 30, 2013 and cumulative from August 24, 2005 (inception) to June 30, 2014, (iii) Unaudited Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and cumulative from August 24, 2005 (inception) to June 30, 2014, (iv) Unaudited Consolidated Statements of Stockholders' Deficit for the three and six months ended June 30, 2014, (vi) Unaudited Consolidated Statements of Cash Flows for the three and six months ended June 30, 2014 and June 30, 2013 and cumulative from August 24, 2005 (inception) to June 30, 2014 and (vi) Notes to the Unaudited Consolidated Financial Statements.**

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SurePure,, Inc.

Date: August 14, 2014	By:	/s/ Guy Kebble
		Name:	Guy Kebble
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Stephen M. Robinson
		Name:	Stephen M. Robinson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from SurePure, Inc. Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): ): (i) Unaudited Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2014 and June 30, 2013 and cumulative from August 24, 2005 (inception) to June 30, 2014, (iii) Unaudited Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and cumulative from August 24, 2005 (inception) to June 30, 2014, (iv) Unaudited Consolidated Statements of Stockholders' Deficit for the three and six months ended June 30, 2014, (vi) Unaudited Consolidated Statements of Cash Flows for the three and six months ended June 30, 2014 and June 30, 2013 and cumulative from August 24, 2005 (inception) to June 30, 2014 and (vi) Notes to the Unaudited Consolidated Financial Statements.**

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

