Form 10-Q
period 2014-09-30
SurePure, Inc.
filed 2014-11-19
CIK 1452176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☐

The number of shares outstanding of the issuer’s common stock, as of November 19, 2014 was 47,345,816.

SUREPURE, INC.

INDEX

PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Consolidated Balance Sheets September 30, 2014 (Unaudited) and December 31, 2013	1

	Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2014 and 2013 and cumulative from August 24, 2005 (inception) to September 30, 2014	2

	Consolidated Statements of Other Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2014 and 2013 and cumulative from August 24, 2005 (inception) to September 30, 2014	3

	Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited) for the Three and Nine Months Ended September 30, 2014	4

	Consolidated Statements of Cash Flows (Unaudited) for the Three and Nine Months Ended September 30, 2014 and 2013 and cumulative from August 24, 2005 (inception) to September 30, 2014	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II OTHER INFORMATION		35

Item 1.	Legal Proceedings	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

SIGNATURES		37

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)

Assets

Current assets:
Cash	$2,854	$20,870
Accounts receivable, net	34,280	29,029
Prepaid expenses and other current assets	389,382	156,382
Total current assets	426,516	206,281

Property and equipment, net	-	-

Other assets:
Intangible assets, net	99,788	112,290
Deferred loan costs	-	-
Total other assets	99,788	112,290

Total assets	$526,304	$318,571

Liabilities and Stockholders' Equity/(Deficit)

Current liabilities:
Accounts payable and other current liabilities	$919,258	$703,421
Customer deposits	418,570	10,000
Due to officers/stockholders	958,105	725,699
Income taxes payable	499	533
Advance on purchase of common stock	-	-
Loan payable	257,763	231,490

Total current liabilities	2,554,195	1,671,143

Long-term liabilities:
Loans from stockholders	-	-
Convertible debentures payable	-	-
Other loans payable	-	-

Total long-term liabilities	-	-

Total liabilities	2,554,195	1,671,143

Commitments and contingencies

Stockholders' equity/(deficit):
Common stock, $.001 par value, 200,000,000 shares authorized, 47,345,816 shares issued and outstanding (39,937,432 shares issued and outstanding at December 31, 2013)	47,346	39,937
Preferred stock, $.01 par values, 31,155,282 shares authorized, 14,800,000 shares issued and outstanding (19,800,000 shares issued and outstanding at December 31, 2013)	148,000	198,000
Additional paid-in capital	30,536,618	28,728,466
Equity of former variable interest entities	-	-
Other comprehensive income	947,241	907,756
Deficit accumulated during the development stage	(33,707,096)	(31,226,731)
Total stockholders' equity/(deficit)	(2,027,891)	(1,352,572)

Total liabilities and stockholders' equity/(deficit)	$526,304	$318,571

See notes to Consolidated Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

AND CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO SEPTEMBER 30, 2014

					Cumulative
					From
					August 24,
	Three Months Ended		Nine Months Ended		2005
	September 30,		September 30,		(inception) to
	2014	2013	2014	2013	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$447,104	$530	$522,527	$130,386	$2,957,775

Cost of sales	225,694	-	231,804	7,565	1,777,902

Gross profit	221,410	530	290,723	122,821	1,179,873

Expenses:
General and administrative expenses (includes equity-based compensation of $34,142, $0, $102,426, $0 and $253,479, respectively)	732,240	999,916	2,460,431	3,074,623	26,873,468
Promotion and marketing	6,130	29,175	38,998	127,102	795,739
Research and development	24,139	67,093	92,255	163,201	3,948,566
Depreciation and amortization	4,166	5,186	12,500	16,242	209,882
Impairment of patent	-	-	-	-	537,631

Total expenses	766,675	1,101,370	2,604,184	3,381,168	32,365,286

Loss from operations	(545,265)	(1,100,840)	(2,313,461)	(3,258,347)	(31,185,413)

Other income (expense):
Interest income	3	1	11	50	373,902
Interest expense	(20,236)	(17,394)	(166,908)	(144,272)	(2,776,231)
Exchange rate gains and losses	157	-	(7)	(10)	(22,509)
Loss on disposition of fixed assets	-	-	-	-	(64,172)

Total other (expense) income	(20,076)	(17,043)	(166,904)	(143,882)	(2,489,010)

Loss before provision for taxes	(565,341)	(1,117,883)	(2,480,365)	(3,402,229)	(33,674,423)

Provision for income taxes	-	-	-	-	32,673

Net loss	(565,341)	(1,117,883)	(2,480,365)	(3,402,229)	(33,707,096)

Net loss attributable to non-controlling interest	-	-	-	(17,653)	(1,633,120)

Net loss attributable to SurePure	$(565,341)	$(1,117,883)	$(2,480,365)	$(3,384,576)	$(32,073,976)

Loss per share – basic and diluted attributable to SurePure common stockholders	$(0.01)	$(0.03)	$(0.06)	$(0.12)	$(1.10)

Weighted average shares outstanding - basic and diluted	46,729,356	36,963,853	44,117,858	29,303,078	29,213,532

See notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

AND CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO SEPTEMBER 30, 2014

					Cumulative
					From
					August 24,
	Three Months Ended		Nine Months Ended		2005
	September 30,		September 30,		(inception) to
	2014	2013	2014	2013	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(565,341)	$(1,117,883)	$(2,480,365)	$(3,402,229)	$(33,707,096)

Other comprehensive income, net of tax

Unrealized (loss) gain on foreign currency translation	47,027	(25,850)	39,485	516,392	947,241

Comprehensive loss	(518,314)	(1,143,733)	(2,440,880)	(2,885,837)	(32,759,855)

Less: Comprehensive income (loss) attributable to noncontrolling interest	-	-	-	122,083	(1,407,165)

Comprehensive loss attributable to SurePure, net of tax	$(518,314)	$(1,143,733)	$(2,440,880)	$(3,007,920)	$(31,352,690)

See notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO SEPTEMBER 30, 2014

						Equity in			Accumulated
	Common	Range of			Additional	Variable	Retained		Other	Stock
	Shares	Price Per	Common	Preferred	Paid-in	Interest	Earnings	Noncontrolling	Comprehensive	Subscription
	Issued	Share	Stock	Stock	Capital	Entities	(Deficit)	Interest	Income	Receivable	Total
August 24, 2005 - inception	-		$-	$-	$-	$-	$-	$-	$-	$-	$-

Issuances of common stock:
2007	18,360,000	$0.01	173,832								173,832
2007	2,040,000	$2.45	19,314		4,980,686						5,000,000

2008	2,781,965	$0.01	26,340								26,340
2008	367,200	$2.45	3,477		896,523						900,000

2009	323,050	$.01 to $2.60	3,113		836,887						840,000
Total from issuance of common stock	23,872,215		226,076		6,714,096						6,940,172
Imputed interest on stockholder loans					1,187,154						1,187,154
Net income (loss) for the period from August 24, 2005 (inception) to December 31, 2009							(12,815,358)		74,127		(12,741,231)
Equity of VIE's prior to January 1, 2010	-		-		-	1,004,150	-	(1,202,762)	-	(42,141)	(240,753)
Balances-December 31, 2009	23,872,215		226,076		7,901,250	1,004,150	(12,815,358)	(1,202,762)	74,127	(42,141)	(4,854,658)
2010	1,390,130	$1.00	14,775		-						14,775
2010	225,000	$2.00	2,392		447,608						450,000
2010	974,870	$2.60	10,362		2,524,301						2,534,663
2010	360,000	$2.85	3,826		1,022,174						1,026,000
Imputed interest on stockholder loans					380,664						380,664
Net (loss) for the year							(4,066,384)	(70,123)			(4,136,507)
Unrealized (loss) on foreign currency translation adjustment	-		-		-	-	-	(152,250)	(403,381)	-	(555,631)
Balances-December 31, 2010 (audited)	26,822,215		257,431		12,275,997	1,004,150	(16,881,742)	(1,425,135)	(329,254)	(42,141)	(5,140,694)
Conversion of stockholders loans to additional paid-in capital					1,376,229						1,376,229
Imputed interest on stockholder loans					415,705						415,705
Net (loss) income for the year							(4,009,727)	(41,235)			(4,050,962)
Unrealized gain on foreign currency translation adjustment	-		-	-	-	-	-	210,058	593,256	-	803,314
Balances-December 31, 2011 (audited)	26,822,215		257,431		14,067,931	1,004,150	(20,891,469)	(1,256,312)	264,002	(42,141)	(6,596,408)
Issuance of common stock, pre-merger	2,500,000	$1.00	25,501		2,474,499						2,500,000
Conversion of stockholder loans	7,378,416	$.50	75,206		3,614,002						3,689,208
Imputed interest on stockholder loans					380,414						380,414
Adjustment for reverse merger	(13,393,447)		(334,831)	226,654	149,206	(83,170)				42,141	-
Issuance of common stock, post-merger	235,000	$1.00	235		234,765						235,000
Net (loss) for the year							(4,300,673)	(117,786)			(4,418,459)
Unrealized gain on foreign currency translation adjustment	-		-	-	-	-	-	38,409	96,462	-	134,871
Balances-December 31, 2012 (audited)	23,542,184		23,542	226,654	20,920,817	920,980	(25,192,142)	(1,335,689)	360,464	-	(4,075,374)
Issuance of common stock for cash	3,237,318	$1.00	3,237		3,234,081						3,237,318
Imputed interest on stockholder loans					105,925						105,925
Conversion of preferred stock to common stock	2,865,447		2,865	(28,654)	25,789						-
Conversion of other loans payable to common stock	222,672	$1.00	223		222,449						222,672
Issuance of common stock for consulting services	205,000		205		190,295						190,500
Conversion of stockholders loans to former VIE to common stock	6,864,811		6,865		2,766,519						2,773,384
Adjustment to reflect acquisition of former VIE's	3,000,000		3,000		1,111,538	(920,980)	(1,633,120)	1,213,606	225,956	-	-
Equity-based compensation					151,053						151,053
Net (loss) for the year							(4,401,469)	(17,653)			(4,419,122)
Unrealized gain on foreign currency translation adjustment	-		-	-	-	-	-	139,736	321,336	-	461,072
Balances- December 31, 2013 (audited)	39,937,432		39,937	198,000	28,728,466	-	(31,226,731)	-	907,756	-	(1,352,572)
Issuance of common stock for cash	1,191,075	$1.00	1,192		1,189,884						1,191,076
Conversion of preferred stock to common stock	5,000,000		5,000	(50,000)	45,000						-
Issuance of common stock for consulting services	180,000		180		77,821						78,001
Issuance of common stock to settle liabilities	575,000		575		229,425						230,000
Issuance of common stock in connection with sale of convertible debentures	462,309		462		96,288						96,750
Beneficial conversion feature of convertible debentures					67,308						67,308
Equity-based compensation					102,426						102,426
Net (loss) for the nine months							(2,480,365)				(2,480,365)
Unrealized (loss) on foreign currency translation adjustment	-		-	-	-	-	-	-	39,485		39,485
Balances- September 30, 2014 (unaudited)	47,345,816		$47,346	$148,000	$30,536,618	$-	$(33,707,096)	$-	$947,241	$-	$(2,027,891)

See notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

AND CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO SEPTEMBER 30, 2014

			Cumulative From
	Nine Months Ended		August 24, 2005
	September 30,		(inception) to
	2014	2013	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
Cash from operating activities:
Net loss	$(2,480,365)	$(3,402,229)	$(33,707,096)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	12,500	16,242	209,882
Non-cash interest expense and loan costs	126,558		126,558
Impairment of patent	-	-	537,631
Loss on sale of property and equipment	-	-	64,172
Imputed interest on stockholders loans	-	105,925	2,469,862
Issuance of common stock for consulting services	78,000	60,000	268,500
Equity-based compensation	102,426		253,479
Changes in assets and liabilities:			-
Accounts receivable	(5,251)	6,487	(34,280)
Prepaid expenses and other current assets	(233,000)	39,541	(389,382)
Accounts payable and other current liabilities	340,104	32,917	1,043,525
Customer deposits payable	408,570		418,570
Due to officers/stockholders	382,406	525,217	1,108,105
Income taxes payable	(34)	(106)	499

Total cash used in operating activities	(1,268,086)	(2,616,006)	(27,629,975)

Cash from investing activities:
Purchase of property and equipment	-	-	(181,760)
Proceeds from sales of property and equipment	-	-	16,860
Acquisition of patents	-	-	(746,576)

Total cash used in investing activities	-	-	(911,476)

Cash from financing activities:
Proceeds from sale of equity	1,191,077	2,087,318	18,086,864
Proceeds from sale of convertible debt	37,500		37,500
Proceeds from equity of former variable interest entities	-	-	83,309
Proceeds from loans from stockholders	-	-	9,421,605
Proceeds from other loans payable	-	229,738	454,161

Total cash provided by financing activities	1,228,577	2,431,556	28,083,439

Effect of exchange rate changes on cash and cash equivalents	21,493	48,009	460,866

Net increase (decrease) in cash	(18,016)	(136,441)	2,854

Cash, beginning of period	20,870	142,373	-

Cash, end of period	$2,854	$5,932	$2,854

Supplemental disclosures:
Interest paid	$1,363	$18,398	$71,368

Income taxes paid	$-	$-	$32,673

Conversion of stockholders' and other loans to equity	$-	$2,996,056	$8,061,493

Conversion of other loans payable to stockholders' loans	$-	$-	$300,000
			$-
Conversion of stockholders' loans to equity of former variable interest entities	$-	$-	$1,114,400
			$-
Imputed interest on stockholders' loans reported as an increase to additional paid-in capital	$-	$105,925	$2,469,862
			$-
Conversion of equity of former variable interest entities to equity of company	$-	$1,114,539	$1,114,539
			$-
Conversion of preferred stock to common stock and additional paid-in capital	$50,000	$24,548	$78,654

Issuance of common stock in connection with issuance of convertible debentures	$36,750		$36,750

See notes to Consolidated Financial Statements.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2014 and 2013

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

The Group has developed technology for using shortwave ultraviolet light (“UV-C”) to purify turbid liquids such as wine, fruit juice and milk. Although initially designed to treat food-grade applications, it has successfully been applied to liquids such as bovine blood plasma, water, brines and sugar syrup solutions. The Group holds international patents for this technology. The Group has been engaged in raising capital, continuing research and development of its technologies and processes and developing markets for its products.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of the Company and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with the instructions to Form 10-Q and with the requirements of Regulation S-X of the U. S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual consolidated financial statements. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013. Operating results for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

The Company’s wholly-owned subsidiaries are as follows:

• SurePure Investment Holding AG (“SPI”), which holds the investment in SPO.

• SurePure Operations AG (“SPO”), which markets the products of the Group and earns its revenue by selling or otherwise distributing equipment utilizing the Group’s technology globally. SPO owns a patent for the Group’s technology in various countries;

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2014 and 2013

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

Reclassification

Certain previously reported amounts have been reclassified to conform to the presentation used in the September 30, 2014 financial statements.

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

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2014 and 2013

Accounts Receivable

The Group performs regular credit evaluations of customers to which it provides sales on credit terms, and adjusts credit limits based on the customer’s payment history and reassessments of their creditworthiness. The Group continuously monitors its collections and establishes a provision for estimated doubtful accounts, if necessary. No allowance for doubtful accounts was deemed to be necessary at September 30, 2014 or at December 31, 2013.

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

The Group evaluates the carrying value of its intangible assets for impairment at least annually or when events or changes in circumstances are identified by management that indicate that such carrying values may not be fully recoverable. The evaluation involves estimating the future undiscounted cash flows expected to be derived from the assets to assess whether or not a potential impairment exists. As a result of its evaluations, management determined that it was not necessary to recognize a loss on impairment of its intangible assets for the three months and nine months ended September 30, 2014 or for the year ended December 31, 2013. During the period from inception to September 30, 2014, impairment losses on intangible assets of $537,631 were recognized.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2014 and 2013

Convertible Debentures Payable

Convertible debentures payable consist of the face amount due from the sale of debentures. The holder of the debentures has the right to convert the unpaid balance into shares of Common Stock of the Company at a discount. Upon exercise of the conversion option by the holder, the loan amount is reduced and increases to common stock and additional paid-in capital are recorded. In connection with the issuance of the debentures, the Company issued shares if its Common Stock to the holder. At the time of issuance, certain costs including legal and other costs, discount at issuance was incurred and a beneficial conversion feature was recognized in connection with the issuance. These costs have been charged to expense currently, since the conversion option rests solely with the holder of the debentures.

Fair Value of Financial Instruments

Financial instruments include accounts receivable, accounts payable, loan payable and convertible debentures payable. As of September 30, 2014 and December 31, 2013, the carrying values of the accounts receivable, accounts payable and loan payable approximated their fair values due to the short-term nature of these instruments.

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

Three and Nine Months Ended September 30, 2014 and 2013

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

Applicable functional currencies are:

SPI, SPO, and SPP	Swiss Francs – CHF
SPLAM	Brazilian Real – BRL
SPHSA and SPMSA	South African Rand – ZAR

Exchange rates used for conversion of foreign items to USD at the end of each period and the average for each period were:

	Three Months Ended		NIne Months Ended
	September 30,		September 30,		December 31,
	2014	2013	2014	2013	2013
CHF:
Reporting date	1.0510	1.1031	1.0510	1.1031	1.1230
Average for period	1.0948	1.0729	1.1131	1.0696	1.0790

BRL:
Reporting date	0.4102	0.4428	0.4102	0.4428	0.4232
Average for period	0.4397	0.4364	0.4367	0.4731	0.4645

ZAR:
Reporting date	0.0887	0.0989	0.0887	0.0989	0.0952
Average for period	0.0929	0.1000	0.0993	0.1058	0.1040

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

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2014 and 2013

Earnings/(Loss) per Share

Basic and diluted earnings/(loss) per share are computed by dividing net income or loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue shares of Common Stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into shares of Common Stock or could otherwise cause the issuance of shares of Common Stock that then would share in earnings (losses). Such potential issuances of additional shares of Common Stock are included in the computation of diluted earnings per share. Except as disclosed in Note 7 of these Notes to Consolidated Financial Statements, the Company has no securities or other contracts to issue shares of Common Stock that could cause any dilution of earnings. In addition, when there is a loss, diluted loss per share is not computed because any potential additional common shares of Common Stock would reduce the reported loss per share and therefore have an anti-dilutive effect.

2. Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2014	2013

Machinery and equipment	$5,010	$5,010
Furniture and fixtures	12,753	12,753
Motor vehicles	14,400	14,400
Office and computer equipment	12,647	12,647
	44,810	44,810
Less: Accumulated depreciation	44,810	44,810

Property and equipment, net	$-	$-

Depreciation expense was $0 and approximately $1,000 for the three months ended September 30, 2014 and 2013, respectively, $0 and approximately $3,800 for the nine months ended September 30, 2014 and 2013, respectively, and approximately $97,300 for the period from inception to September 30, 2014.

3. Intangible Assets

Intangible assets consist of the following:

	September 30,	December 31,
	2014	2013

Patents	$208,943	$208,943
Less: Accumulated amortization	109,155	96,653

Intangible assets, net	$99,788	$112,290

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2014 and 2013

Amortization expense was approximately $4,200 and $4,200 for the three months ended September 30, 2014 and 2013, respectively, approximately $16,700 and $16,700 for the nine months ended September 30, 2014 and 2013, respectively, and approximately $116,400 for the period from inception to September 30, 2014.

4. Due to Officers/Stockholders

Due to officers/stockholders consists of unpaid salaries, accrued leave and advances from two executives and one employee/stockholder totaling $958,105 and $725,699 at September 30, 2014 and December 31, 2013, respectively. In May to September 2014, the Company’s Chief Executive Officer advanced $61,715 to a subsidiary of the Company. The Company’s chief executive officer has not been paid a portion of his salary since September 30, 2013 and as of September 30, 2014 $191,719 was due. In accordance to an agreement entered into on September 10, 2014 the amount due to the Company’s chief executive officer was ceded to the Company’s chief financial officer in part settlement of an obligation to the Company’s chief financial officer. The Company’s chief financial officer has not been paid any of his salary or and a portion of his business expenses since October 2012. The amount owed to the chief financial officer as of September 30, 2014 includes unpaid salaries of $571,093 and unreimbursed expenses of $52,498.

5. Other Loans Payable

In October 2012, the Company and the three lenders whose balances were reflected in Other Loans Payable at December 31, 2012 revised their agreements orally and these agreements were later formalized in writing effective January 2013. The Company agreed with each of these lenders that it would pay interest at 5% per annum on the outstanding balances retroactive to the time that the loans were made in 2011 and it would repay each of these lenders $105,000 in October 2012. On April 4, 2013, these lenders and the Company further agreed that the lenders would be granted the right to convert each $1.00 of principal and interest that was unpaid under their agreements into one share of Common Stock upon the effective date of the Company’s registration statement which the Company had filed to register the resale of certain shares of the Common Stock. Pursuant to these agreements, these loans were converted into shares of Common Stock at the time that the registration statement was declared effective on May 16, 2013. Interest on these loans was $0 and $0 for the three months ended September 30, 2014 and 2013, respectively, $0 and $3,107 for the nine months ended September 30, 2014 and 2013, respectively, and $27,700 for the period from inception to June 30, 2014.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2014 and 2013

On April 4, 2013, SPMSA borrowed ZAR 2 million (approximately $201,000) from a lender pursuant to a note. The terms of the loan provide for interest of 2% per month on the outstanding balance which is payable together with the principal balance no later than December 31, 2013. An officer and stockholder of the Company has deposited 1,000,000 shares of Common Stock with the lender as security for the repayment of the loan to SPMSA. On September 26, 2013, the repayment date was extended to October 31, 2013. On October 31, 2013, the repayment date was extended to November 30, 2013. On November 21, 2013, the repayment date was further extended to March 31, 2014. On March 19, 2014, the repayment date was further extended to June 30, 2014. On June 24, 2014, the repayment date was further extended to September 30, 2014. On September, 30, 2014, the repayment date was further extended to December 31, 2014. Interest on this loan was approximately $15,500 and $13,200 for the three months ended September 30, 2014 and 2013, respectively, approximately $44,200 and $30,000 for the nine months ended September 30, 2014 and 2013 and approximately $89,000 for the period from inception to September 30, 2014, respectively. As of September 30, 2014, the unpaid balance on this loan was $257,763 and is included in loans payable in the accompanying Consolidated Balance Sheet.

6. Convertible debentures payable

On June 23, 2014, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Peak One Opportunity Fund, L.P., a Delaware limited partnership (“Peak One”), under which the Company has the right, subject to the terms and conditions of the Securities Purchase Agreement, to issue up to three convertible debentures each in the face amount of $125,000. . Each debenture is payable in full on the third anniversary of the date of issue (the “maturity date”). Each debenture provides for a discount of $12,500 upon issuance and sale and a zero percent stated interest rate. The Company issued the first debenture (the “Debenture”) to Peak One on June 23, 2014. The Company paid Peak One $10,000 for legal and other costs, that were deducted from the proceeds of issuance. The Securities Purchase Agreement also provided for the issuance of 75,000 shares of the Company’s Common Stock to an affiliate of Peak One upon the issuance of the Debenture. These shares were issued and valued at $.49 per share, which was the closing price of the Company’s Common Stock on the date of issuance. The Debenture provides Peak One with the option to convert any outstanding balance under the Debenture into shares of Common Stock of the Company at 65% of the lowest closing price of the Company’s Common Stock during the twenty trading days prior to conversion. This conversion price constitutes a beneficial conversion feature (“BCF”) that was valued at $67,308 on the date of issuance. The Company accounted for the BCF as a reduction of the balance of the related debt at the date of issuance and as an additional cost that is to be treated as noncash interest. The total costs of issuance were $126,558, including the value of 75,000 shares of the Company’s Common Stock issued, the discount and the BCF, which are treated as interest, and the legal and other costs that are treated as loan costs. The Company has expensed these costs currently due to the fact that the option to convert into shares rests solely with Peak One. Of the total costs associated with the Securities Purchase Agreement, $116,558 was charged to interest expense and $10,000 of loan costs was included in general and administrative expenses.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2014 and 2013

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

At June 30, 2014, the unpaid balance of the Debenture was $125,000 and was included in long-term debt. On July 18, 2014, Peak One converted $30,000 of the Debenture into 177,514 shares of the Company’s Common Stock. On August 5, 2014, Peak One converted an additional $30,000 of the Debenture into 209,795 shares of the Company’s Common Stock. On September 2, 2014, the Company repaid the outstanding amount of the debenture that the Company had issued to Peak One Opportunity Fund, L.P. on June 23, 2014. On September 3, 2014 the Company and Peak One Opportunity Fund, L.P. terminated the Securities Purchase Agreement, dated June 23, 2014. As a result of the termination, we will not be issuing additional debentures under the Agreement.

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

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2014 and 2013

During the three months and nine months ended September 30, 2014, the preferred stockholder converted 1,000,000 and 5,000,000 shares of the Company’s preferred stock into 1,000,000 and 4,000,000 shares of the Company’s Common Stock, respectively.  At September 30, 2014 and December 31, 2013, there were 14,800,000 and 19,800,000 issued and outstanding shares of the Company’s preferred stock.

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

On April 1, 2014, the Company entered into an agreement with a consultant to issue 30,000 common shares on the first business day of each month through September, 2014 in exchange for services. A total of 90,000 common shares were issued during the three months ended September 30, 2014. The shares issued and the related consulting services were valued at $51,300 based upon the closing price on each date of issuance.

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

At September 30, 2014 and December 31, 2013, after giving effect to the acquisition of SPHSA, there were 47,345,816 and 39,937,432 shares, respectively, of the Company’s Common Stock issued and outstanding.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2014 and 2013

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

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2014 and 2013

On September 20, 2013, the Company and Trinity Asset Management International Limited (“TAMIL”), a company formed under the laws of Mauritius, entered into the Share Purchase Agreement (the “TAMIL Share Purchase Agreement”), dated as of September 19, 2013, under which TAMIL agreed to purchase 900,000 shares of the Company’s Common Stock in monthly installments during the period ending March 25, 2014. The agreement required that TAMIL purchase the first 360,000 shares on September 30, 2013 or on such later date, not later than October 25, 2013 as the Company and TAMIL may agree. TAMIL agreed to purchase the remaining 540,000 shares in six installments of 90,000 shares each during the months beginning October 2013 and ending March 2014. TAMIL did not purchase any shares during the third quarter or fourth quarter of 2013. On November 7, 2013, the Company and TAMIL amended the Share Purchase Agreement to permit TAMIL to purchase the 900,000 shares of Common Stock at any time until March 25, 2014 and to modify the purchase price to be paid for the shares to be the greater of $1.00 per share or 92% of the volume weighted average price per share for the 20 trading days prior to the third business day before the purchase and sale of the shares. On March 5, 2014, TAMIL purchased 184,825 shares of the Company’s Common Stock under the agreement for a purchase price of $184,825.  The agreement included a liquidated damages provision in the event that TAMIL failed to purchase the agreed upon number of shares. The liquidated damages provision required TAMIL to pay an amount equal to the difference between $900,000 and the amount paid for the shares under the agreement. TAMIL did not purchase any of the remaining 715,175 shares of the Company’s Common Stock under this agreement as amended. The Company did not enforce its rights under the liquidated damages provision.

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

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2014 and 2013

On May 20, 2014, the Company and Trinity Asset Management (Proprietary) Limited (“Trinity”) entered into an Agreement for the Subscription of Shares that permitted Trinity arrange for the purchase of 850,000 shares of the Company’s Common Stock by offers to purchase by other subscribers at the price of $1.00 per share before July 30, 2014. In addition, Trinity agreed to assume the obligations of TAMIL with respect to the liquidated damages in connection with the unpurchased shares under the TAMIL agreement dated as of September 19, 2013 as amended. As of July 24, Trinity had not provided any offers to purchase to the Company and requested an extension of time to September 30, 2014 to complete it obligations under the agreement.

On June 24, 2014, the Company and Regency entered into a third amendment of the Share Purchase Agreement that extended to September 30, 2014 Regency’s right to purchase the remaining 685,000 shares of the Company’s Common Stock under the second amendment. Through September 30, 2014, 141,250 shares were purchased under the third amendment.

During the nine months ended September 30, 2014, the Company issued an aggregate of 1,191,075 shares of its Common Stock for aggregate gross proceeds of $1,190,075, 575,000 shares of its Common Stock in settlement of liabilities to executives and consultants, 180,000 shares of its Common Stock in connection with a consulting agreement, 75,000 shares of its Common Stock in connection with the issuance of the Peak One convertible debentures and 387,309 shares issued in connection with the conversion rights under the Peak One convertible debentures.

During the nine months ended September 30, 2014, the holder of the Company’s convertible preferred shares converted 5,000,000 shares of Preferred Stock into 5,000,000 shares of Common Stock.

9. Stockholders’ Deficit

The consolidated stockholders’ deficit of the Company consists of common stock, additional paid-in capital, retained deficit and accumulated other comprehensive income. The amounts for equity in variable interest entities and noncontrolling interest have been reclassified to additional paid-in capital, retained earnings and accumulated other comprehensive income effective with the acquisition of SPHSA on June 12, 2013.

10. Income Taxes

The Company and its subsidiaries file income tax returns in Switzerland, South Africa, the United States and Brazil. The components of income (loss) from operations before income taxes, by jurisdiction, are as follows:

					From August 24, 2005
	Three Months Ended September 30,		Nine Months Ended September 30,		(inception) to
	2014	2013	2014	2013	September 30, 2014
Switzerland	$(251,842)	$(521,379)	$(1,135,587)	$(1,921,159)	$(20,534,571)
South Africa	(121,390)	(313,753)	(505,564)	(547,655)	(10,041,782)
United States	(192,109)	(282,751)	(839,214)	(933,415)	(2,156,572)
Brazil	-	-	-	-	(941,498)
Total	$(565,341)	$(1,117,883)	$(2,480,365)	$(3,402,229)	$(33,674,423)

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2014 and 2013

The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following for the three months and nine months ended September 30, 2014 and 2013 and for the period from inception to September 30, 2014:

					From August 24, 2005
	Three Months Ended September 30,		Nine Months Ended September 30,		(inception) to
	2014	2013	2014	2013	September 30, 2014
Current tax provision:
Switzerland	$-	$-	$-	$-	$32,673
South Africa	-	-	-	-	-
United States	-	-	-	-	-
Brazil	-	-	-	-	-
Total current tax provision	-	-	-	$-	32,673

Deferred tax provision:
Switzerland	(43,826)	(92,532)	(201,896)	$(341,684)	(3,545,129)
South Africa	(32,627)	(86,717)	(140,117)	(107,549)	(1,981,101)
United States	(67,238)	(98,963)	(293,725)	(326,695)	(754,800)
Brazil	-	-	-	-	(235,375)
Change in valuation allowance	143,691	278,212	635,738	775,928	6,516,405
Total deferred provision	-		-	$-	-

Total	$-	$-	$-	$-	$32,673

The Company has determined that the future tax benefits from net operating losses are not likely to be realized in future periods and a full valuation allowance has been provided for all periods.

The income tax effect of each type of temporary difference giving rise to the net deferred tax asset as follows:

	September 30,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$6,516,405	$5,880,667
Less: valuation allowance	(6,516,405)	(5,880,667)

Total	$-	$-

The following reconciles the effective income tax rates with the statutory rates for the three months ended September 30, 2014 and 2013, the nine months ended September 30, 2014 and 2013, and for the period from inception to September 30, 2014:

			United
	Switzerland	South Africa	States	Brazil	Total

Statutory rate of tax	8.5%/18%	28.0%	35.0%	25.0%

Three months ended September 30, 2014:
Net (loss) from operations before taxes	$(251,842)	$(121,390)	$(192,109)	$-	$(565,341)

As calculated at the statutory rate	(130,594)	(97,452)	(152,428)	-	(380,474)

Permanent differences	-	1,401	-	-	1,401
Change in valuation reserves	130,594	96,051	152,428	-	379,073

Provision for income taxes	$-	$-	$-	$-	$-

Three months ended September 30, 2013:
Net (loss) income from operations before taxes	$(521,379)	$(313,753)	$(282,751)	$-	$(1,117,883)

As calculated at the statutory rate	(92,532)	(87,851)	(98,963)	-	(279,346)

Permanent differences	-	1,134	-	-	1,134
Change in valuation reserves	92,532	86,717	98,963	-	278,212

Provision for income taxes	$-	$-	$-	$-	$-

Nine months ended September 30, 2014:
Net (loss) from operations before taxes	$(1,135,587)	$(505,564)	$(839,214)	$-	$(2,480,365)

As calculated at the statutory rate	(201,896)	(141,558)	(293,725)	-	(637,179)

Permanent differences	-	1,441	-	-	1,441
Change in valuation reserves	201,896	140,117	293,725	-	635,738

Provision for income taxes	$-	$-	$-	$-	$-

Nine months ended September 30, 2013:
Net (loss) income from operations before taxes	$(1,921,159)	$(547,655)	$(933,415)	$-	$(3,402,229)

As calculated at the statutory rate	(341,684)	(153,344)	(326,695)	-	(821,723)

Permanent differences	-	45,795	-	-	45,795
Change in valuation reserves	341,684	107,549	326,695	-	775,928

Provision for income taxes	$-	$-	$-	$-	$-

For the period from August 24, 2005 (inception) to September 30, 2014:
Net (loss) from operations before taxes	$(20,534,571)	$(10,041,782)	$(2,156,572)	$(941,498)	$(33,674,423)

As calculated at the statutory rate	(3,611,549)	(2,875,162)	(839,990)	(235,375)	(7,562,076)

Permanent differences	12,325	830,637	-	-	842,962
Change in valuation reserves	3,631,897	2,044,525	839,990	235,375	6,751,787

Provision for income taxes	$32,673	$-	$-	$-	$32,673

Permanent differences are principally related to loss on disposal of property and equipment, interest and penalties and unallowable expenses.

The Company and Group members remain subject to tax examinations for the year ended December 31, 2013 in Switzerland and South Africa, for the six years ended December 31, 2013 in the U.S and for the four years ended December 31, 2013 in Brazil.

The Company was been notified by the Internal Revenue Service of assessments totaling $40,000 for the failure by the management of the Company prior to the December 12, 2012 share exchange to file certain information returns for the years 2008-2011. The Company requested but did not receive administrative relief from the assessments. The Company has entered into an agreement with the Internal Revenue Service to pay the outstanding balance over four months in installments of $10,000 each commencing August 15, 2014. The Company made the payment of the first installment of $10,000 on August 7, 2014. Due to insufficient funds the Company has been unable to make additional payments in this regard.

11. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivables. The credit risk for customer accounts is concentrated, because accounts receivable consists of the balance due from one customer.  However, the customer’s account typically is collected within a short period of time and, based on its assessment of current conditions, management believes there is no risk of loss.  Management continuously monitors these conditions.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2014 and 2013

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

Three and Nine Months Ended September 30, 2014 and 2013

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

Three and Nine Months Ended September 30, 2014 and 2013

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

There was no reduction for estimated forfeitures. Under this model and the foregoing assumptions, the options granted in 2013 were valued at $151,053. Of this amount, $87,452, $15,900 and $47,701 is attributable to executives, employees and consultants, respectively. Equity-based compensation for the three months and nine months ended September 30, 2014 was $34,142 and $102,426, respectively and $253,479 for the period from inception to September 30, 2014. These amounts are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

14. Commitments, Contingencies and Tax Obligation

Lease Commitments

The Group leases two premises in South Africa under operating leases.  One location is an office facility and the other is a workshop.  The office facility lease was originally scheduled to expire on April 30, 2012 and has been extended in a short-term basis several times. The lease term terminated on February 28, 2014 and the Company leased this office for an additional month in March 2014.  The Company executed a one-year lease for a new office facility effective April 1, 2014 and was able to terminate this lease in May 2014. The lease for the Group’s workshop facility originally expired on April 30, 2012 and was also extended on a short-term basis. The workshop is being leased on a month-to-month basis. On June 1, 2014, the Company lease new office and workshop facilities for a one-year term. The monthly rent for the office lease is approximately $1,800 and the monthly rent for the workshop is $900. In addition to the payments required under the preceding leases, payments are made for space rentals on an as-needed basis. The total rent expense was approximately $8,100 and $21,000 for the three months ended September 30, 2014 and 2013, respectively, approximately $38,000 and $57,000 for the nine months ended September 30, 2014 and 2013, respectively, and approximately $892,000 for the period from August 24, 2005 (inception) to September 30, 2014. Rent expense is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

The future rent commitments under the above leases for the twelve months ended September 30, 2015 is approximately $26,000.

Payroll Commitments

The Group’s employees in South Africa have employment contracts that provide for one month of notice before the employee can be terminated.  As of September 30, 2014, the total monthly salary commitment applicable to these employees, exclusive of the executives, was approximately $23,000.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2014 and 2013

Payroll Tax Obligation

SPMSA has received notification from the South African Revenue Service regarding unpaid payroll taxes of approximately $185,000.  SPMSA requested additional time to arrange a payment plan that is suitable to both parties and has commenced making monthly payments against this balance. Due to insufficient funds the SPMSA has been unable to continue making additional payments in this regard and additionally SPMSA has been unable to meet current payroll tax obligations. As at September 30, 2014 and December 31, 2013, the unpaid balance of this liability was approximately $80,000 and $81,000, respectively and is included in accounts payable and other current liabilities in the accompanying consolidated balance sheets. Effective October 31, 2014, the South African Revenue Service placed a collection order for approximately $83,000 on the bank account of SPMSA for the outstanding amounts due.

Employment and Consulting Agreements

The Company has entered into agreements to secure the services of two executives.  These agreements provide for annual compensation and require a termination notice period by the Group of three months.  The executives all are stockholders of the Company.

The total compensation payable to these executives and one former executive was approximately $188,000 and $251,000 for the three months ended September 30, 2014 and 2013, respectively, approximately $574,000 and $755,000 for the nine months ended September 30, 2014 and 2013, respectively and approximately $6,913,000 for the period from inception to September 30, 2014.

The Company entered into agreements with unrelated third party consultants and institutions for consulting, research and professional services.  With the exception of one agreement that has a remaining term of three months as of December 31, 2013, these agreements can be terminated by either party with between two weeks and three months written notice or immediately if for cause.  The amounts due vary according to the nature of the service arrangement and the length of notice required for termination. The minimum amount due under these agreements is approximately $75,000 over the year ending September 30, 2015.

The Company entered into a six-month consulting agreement effective April 1, 2014 under which the consultant will be compensated by the issuance of 30,000 shares of Company Common Stock on a monthly basis for each month covered by the agreement. This contract ended on September 20, 2014 and has not been renewed.

The Company is obligated to make payments of approximately $415,000 subsequent to September 30, 2014 in connection with purchase orders open as of September 30, 2014 for the purchase of machines to be sold. These payments are expected to be made prior to April 30, 2015.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2014 and 2013

15. Subsequent Events

The Company has evaluated its subsequent events since September 30, 2014. Except as disclosed in Note 10 with respect to income taxes payable and Note 14 with respect to open purchase orders and payroll tax obligations, the Company has determined that there were no material subsequent events requiring adjustment to or disclosure in the accompanying Consolidated Financial Statements.

16. Going Concern

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the continuation of the Group as a going concern. Due to the start-up nature of its business, the Group has generated recurring losses and expects to incur additional losses as it expands its photopurification technology and develops marketing, sales and financial plans. As reflected in the accompanying Consolidated Financial Statements, the Company’s total consolidated liabilities exceed total consolidated assets at September 30, 2014 and December 31, 2013 by $2,027,891 and $1,352,572, respectively, and the Company has incurred cumulative consolidated operating losses since the date of inception.

To date, the Company’s cash flow has been funded with cash investments by its shareholders, certain third parties and to a considerably lesser extent, sales and interest income. These inflows have been insufficient to enable the company to cover its costs. For the nine months to September 30, 2014 there has been a substantial increase in current liabilities. Additionally, as disclosed in Note 10 with respect to income taxes payable and Note 14 with respect to payroll tax obligations, the Company has been unable to meet its obligations in terms of these taxes.

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

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2014 and 2013

Management is currently pursuing plans to address the cash flow requirements of the Company for the twelve months ending September 30, 2015 and beyond. The Company is engaged in discussions with current and other potential investors, and the Company is also considering additional offerings of Common Stock. In addition, the Company projects that increase in the commercialization of its technology may provide additional cash flow for operations. However, the Company did not enter into any commercial agreements during 2013 or in the nine months ended September 30, 2014 that provided materials amounts of revenue.

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

Overview

The results presented in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” are those of SurePure, Inc. and its subsidiaries (all of which are collectively referred to in this Management’s Discussion and Analysis of Financial Condition and Results of Operations as “we”) as reflected in our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with such consolidated financial statements and the notes thereto. The results presented below pertain to our unaudited consolidated financial statements for the three and nine months ended September 30, 2014 and 2013.

Insufficient Funding

For the period from our inception on August 24, 2005 to September 30, 2014, we had net losses from operations of approximately $31,185,000. During the nine months ended September 30, 2014, we continued to experience both insufficient operating revenues and a significant shortfall in funding from investors. As a result, we require significant additional funding to maintain our operations and execute our business plan. Funding provided during the nine months ended September 30, 2014 has been largely provided by certain of our current shareholders. If we are unable to obtain financing from our current shareholders or other sources, we will be unable to meet our business objectives and may scale back or even discontinue our operations until such time, if ever, that we are able to obtain financing. Notwithstanding our efforts to obtain financing, there is no assurance that any financing will be available on acceptable terms or at all. See “—Liquidity and Capital Resources.”

Business Overview

SurePure Inc. (SURP) is quoted on the USA OTC QB market and owns the international patent for a novel liquid purification technology that uses UV, rather than heat, to sterilise liquids. Using ultraviolet C light, the photopurification process can deliver the same or superior microbiological efficacy to pasteurisation on both clear and turbid liquids without the concomitant energy consumption or degradation of the liquid, either biochemically or organoleptically

Whilst UV light has long been used as a surface steriliser and has been applied to clear water successfully, this is the first technology of its kind that can process opaque or turbid liquids. Its scope of application is therefore virtually unlimited. Food-grade liquid application in beverages abound; technical application to process water and liquid raw materials, as well as liquids such as diesel are possible; even the medical application of this technology from blood to breast milk is being explored. We continue to do research work either by ourselves or in conjunction with clients to establish the efficacy on other liquids including various consumer beverages and home care products.

.

The heart of the SurePure photopurification technology is the turbulator technology for which SurePure holds 1 United States and 16 foreign patents. The unique and self-cleaning design of the turbulator enables the purification of turbid liquids on an industrial processing scale.

We have experienced negative cash flows from operations with respect to our business since our inception. As of September 30, 2014, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern. Based on our current projections, including equity financing subsequent to September 30, 2014, we are not assured that we will have the cash resources to enable us to continue to fund normal operations.

We reported a number of accomplishments during the period from January 1, 2014 to November 19, 2014:

●	On February 26th, we announced developments in the non-thermal processing of potato rince water.

●	On March 6th, we announced a further flavor preservation application and technology sale to a South African producer of fruit juice, carbomated soft drinks, water and non-alcoholic malt drinks.

●	On March 12th, we announced additional brewing breakthrough for craft brewing.

●	On March 28th, we announced our commercial deal with Helpac, a major essential oils and floral water bio-producer.

●	On April 4th, we announced the publication in the World of Food Ingredients demonstrating value of SurePure’s photopurification technology in protein based liquid ingredients.

●	On April 9th, we announced results of dairy study underlining efficacy of patented photopurification technology.

●	On April 23rd, we announced a breakthrough in comtaminated diesel purification without biocides.

●	On July 21st, we announced the production of cider for craft brewing market.

●	On July 24th, we announced preliminary results for additional commercial application of our patented photopurification technology in the dairy industry.

●	On August 6th, we announced that our technology demonstrates energy savings to the brewing industry through our colaboration with SAB Miller.

●	On August 7th, we announced that we concluded an agreement for the sale of photopurification units to a major US producer of high quality protein product.

Additionally, we concluded the final step in the Acquisition of the South Africa entities with the registration for sale of those stockholders shares in a Form S1.

Plan of Operation

We seek to expand the commercial acceptance of our SurePure Turbulator purification systems. To pursue this goal, contingent on our obtaining sufficient capital to maintain our operations, we plan to execute the following steps:

☐	Attend and promote our product at international trade shows in 2014 and 2015 for the brewing, dairy industries, liquid egg and industrial applications. At these venues we will seek to establish contact with industry participants, including distributors of engineered systems, and to make them aware of our product’s advantages and the expanded applications of the product that we have developed over the past 24 months;

☐	Continue to pursue regulatory clearances and approvals for applications, such as dairy products, that are required for our technology to be sold in those industries. In particular, we expect to take the following actions with regulatory agencies:

•	To request review of the SurePure technology by the US Food and Drug Administration (“FDA”) for a number of applications so that the technology may be categorized as “generally recognized as safe,” or “GRAS”;

•	To receive approval of the material that we and a UK customer submitted to the UK Food Standard Authority in June 2011 to obtain EU Novel Food approval; and

•	To receive approval from the International Organization of Wine and Vine (“OIV”) for the use of the SurePure technology for wine industry applications.

☐	Seek to market and sell our product and our technology for industrial applications;

☐	Seek to expand the level of commercialization of our technology in the liquid egg, wine, dairy, fruit juice and other beverage industries;

☐	Expand our distribution networks for our products by identifying additional distributors according to geographic market, expertise with specific liquids and existing client relationships and negotiating agreements with the identified distributors on terms acceptable to both the distributors and to us; and

☐	Obtain additional equity financing to support our growth from current shareholders, institutional investors or other investors to provide capital to support and augment our operations.

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

During the nine months ended September 30, 2014, we focused on the following activities:

☐	continuing with commercial trials with key customers;

☐	working with regulatory authorities such that our technology can be employed in key areas;

☐	manufacturing, delivering and commissioning equipment ordered by customers; and

☐	negotiating financing arrangements.

Subsequent to September 30, 2014, we have focused on the following activities:

☐	continuing with commercial trials with key customers;

☐	pursuing the expansion of our customer base and distributor network internationally; manufacturing, delivering and commissioning equipment ordered by customers; and

☐	negotiating possible equity financing agreements.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2014 compared with our results of operations for the three and nine months ended September 30, 2013:

	Three Months Ended:		Variance
	September 30, 2014	September 30, 2013	$	%

Revenues	$447,000	1,000	446,000	44600%

General and Admin Expenses	732,000	1,000,000	(268,000)	-27%

Research and Development	24,000	67,000	(43,000)	-64%

Interest Expense	20,000	17,000	3,000	18%

Net Loss	565,000	1,118,000	(553,000)	-49%

	Nine Months Ended:		Variance
	September 30, 2014	September 30, 2013	$	%

Revenues	$523,000	130,000	393,000	302%

General and Admin Expenses	2,460,000	3,075,000	(615,000)	-20%

Research and Development	92,000	163,000	(71,000)	-44%

Interest Expense	167,000	144,000	23,000	16%

Net Loss	2,480,000	3,402,000	(922,000)	-27%

Cash used in operating activities	1,268,000	2,616,000	(1,348,000)	-52%

Cash provided by financing activities	1,229,000	2,432,000	(1,203,000)	-49%

Revenues

We had revenues of approximately $447,000 during the three months ended September 30, 2014, representing a 44600% increase as compared to approximately $1,000 for the three months ended September 30, 2013. This increase as compared to the third quarter of 2013 was primarily due to new customer installations during the period. Revenue for the nine months ended September 30, 2014 was approximately $523,000, an increase of 302% compared to the nine months ended September 30, 2013.

Although we are negotiating agreements for the commercialization of our SurePure technology, it is unlikely that more than one or two of those agreements as currently structured will generate significant amounts of revenue during the next six months. As a general matter, we expect that revenues realized from sales and royalty income will increase to the extent that our commercialization efforts are successful. These commercialization efforts seek to introduce our technology to a broader range of clients and geographic areas. Our business model is largely based on sales of equipment, usage royalties or usage fees. We do not expect, however, an increased level of commercialization to occur before the second quarter of 2015, at the earliest.

General and Administrative Expenses

We had general and administrative expenses of approximately $732,000 during the three months ended September 30, 2014, representing a 27% decrease as compared with approximately $1,000,000 during the three months ended September 30, 2013. This decrease as compared to the third quarter of 2013 was primarily due to lower professional fees resulting from the conclusion of the incorporation of the SA entities during 2013 as well as lower travel expenditures due to timing of customer visits. For the nine months ended September 30, 2014, general and administrative expenses of approximately $2,460,000 were 20% lower than the comparable expenses of $3,075,000 for the nine months ended September 30, 2013. This decrease was primarily due to lower professional fees resulting from the conclusion of the incorporation of the SA entities during 2013 as well as lower travel expenditures due to timing of customer visits.

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

Research and Development Expenses

We had research and development expenses of approximately $24,000 for the three months ended September 30, 2014, representing a 64% decrease as compared with approximately $67,000 for the three months ended September 30, 2013. Research and development expenses for the nine months ended September 30, 2014 were approximately $92,000, or 44% lower than the approximately $163,000 of research and development expenses for the nine months ended September 30, 2013. This decrease as compared to the third quarter of 2013 was primarily due to a reduction in research activities being undertaken to obtain regulatory approvals, as most of this work had been undertaken in prior periods.

We expect that our research and development expenses will increase in future periods as we pursue new applications and clients for our technology.

Interest Expense

We had interest expense of approximately $20,000 for the three months ended September 30, 2014, representing a 18% increase, as compared to approximately $17,000 of interest expense for the three months ended September 30, 2013. Interest expense was approximately $167,000 for the nine months ended September 30, 2014, representing a 15% increase as compared to approximately $144,000 of interest expense for the nine months ended September 30, 2013. This increase was primarily due to the interest cost relating to the convertible note, partly offset by the lower interest costs resulting from the restructuring of the shareholder loans into equity as part of the acquisition of the SA entities during 2013.

Net Loss

For the reasons discussed above, we had a net loss of approximately $565,000 for the three months ended September 30, 2014, representing a 49% decrease in net losses as compared to a net loss of approximately $1,118,000 for the three months ended September 31, 2013. Net losses for the nine months ended September 30, 2014 were approximately $2,480,000 as compared to approximately $3,402,000 for the nine months ended September 30, 2013, or a decrease of 27%.

We have not as yet generated sufficient revenue to fund our operations, and we expect our net losses to continue until such time as our commercialization efforts related to our technologies produce an increase in revenues sufficient to meet the cost of our operations. Accordingly, we expect to continue to operate at a loss through December 31, 2014.

Income Tax Expense (Benefit)

We have realized net operating losses in Switzerland, South Africa and the United States. In addition to net operating losses in prior periods, our net operating losses during the first nine months of 2014 may result in a potential future income tax benefit, to the extent that any unexpired net operating loss carry-forwards can offset future operating profits.

Impact of Inflation

We believe that inflation has not had a material effect on our operations for the period from August 24, 2005 (when our operations began) to September 30, 2014.

Capital Expenditures

We have spent approximately $182,000 dollars on property and equipment for the period from August 24, 2005 (when our operations began) to September 30, 2014.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been through sales of our Common Stock to our investors. During the year ended December 31, 2013, we sold shares of our Common Stock to two institutional investors. During 2013, Regency Capital Corporation (“Regency”) purchased 2,349,500 of the 3,237,318 shares of our Common Stock that we sold to investors during the year, all at a cash purchase price of $1.00 per share. During the first nine months of 2014, Regency purchased an additional 1,006,250 shares of our Common Stock at a cash purchase price of $1.00 per share. Regency is an affiliate of XOptics (PTC) Ltd., a British Virgin Islands corporation, which holds 14,800,000 shares of our Non-Voting Convertible Preferred Stock. We believe that the ability of Regency to provide financing to us by purchasing additional shares is limited, and we do not know whether Regency will be able to provide significant amounts of financing to us during 2014 or thereafter.

An affiliate of Trinity purchased 184,825 shares from us for $184,825 during the first quarter of 2014. We cannot be certain that Trinity or its affiliates will purchase additional shares from us at the price that we have offered, or at any price.

On June 23, 2014 (the “Initial Closing Date”), we entered into a Securities Purchase Agreement (the “Agreement”) with Peak One Opportunity Fund L.P., a Delaware limited partnership (“Peak One”). Under the Agreement, Peak One agreed to purchase from us up to $375,000 aggregate principal amount of our convertible debentures (together the “Debentures” and each individual issuance a “Debenture”), bearing interest at a rate of 0% per annum, with maturity on the third anniversary of the respective date of issuance. On the Initial Closing Date, we issued and sold to Peak One, and Peak One purchased from us, a first Debenture in the principal amount of $125,000 for a purchase price of $112,500. We issued 75,000 shares to Peak One Investments, LLC under the Agreement. On July 18, 2014, Peak One converted $30,000 of the Debenture into 177,514 shares of the Company’s Common Stock and on August 5, 2014, Peak One converted an additional $30,000 of the Debenture into 209,795 shares of the Company’s Common Stock. On September 2, 2014, we repaid the outstanding amount of the debenture that we had issued to Peak One Opportunity Fund, L.P. on June 23, 2014. On September 3, 2014 we and Peak One Opportunity Fund, L.P. terminated the Securities Purchase Agreement, dated June 23, 2014 (the “Agreement”). As a result of the termination, we will not be issuing additional debentures under the Agreement.

We continue to discuss potential financing transactions with Regency, Trinity and others of our shareholders, but we cannot provide any assurance that we will be able to conclude financing transactions with these or any other investors.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and, as such, we will require debt or equity financing. We are pursuing prospective sources for equity financing in an amount that would allow us to meet our commercialization targets. We face significant obstacles in attracting new financing due to our historical and current record of net losses and working capital deficits. Therefore, despite our efforts, we can provide no assurances that we will be able to obtain the financing required to meet our stated objectives or even to continue our business as a going concern.

The following table summarizes our financial position at September 30, 2014 compared with our financial position at December 31, 2013:

:

	As of:		Variance
	September 30, 2014	December 31, 2013	$	%

Cash	$3,000	21,000	(18,000)	-86%

Other Current Assets	424,000	185,000	239,000	129%

Total Assets	526,000	319,000	207,000	65%

Current Liabilities	2,554,000	1,671,000	883,000	53%

As noted above under “Insufficient Funding” and as also noted below under this heading, our current cash resources are extremely limited.

We have been in the development stage since we began operations in August 2005. As of September 30, 2014, we had cash of approximately $3,000 and other current assets of approximately $424,000, consisting of accounts receivable and prepaid expenses, and total assets of approximately $526,000. As of September 30, 2014, we had current liabilities of approximately $2,554,000, consisting of accounts payable, accounts payable to related parties and accrued liabilities. Of this amount, approximately $958,000 represented liabilities that were due to officers and stockholders, an increase in liabilities to officers and stockholders of approximately $232,000 as compared to such amount as of December 31, 2013. As of September 30, 2014 we had no long-term liabilities. Our shareholders’ deficit was approximately $2,028,000 as of September 30, 2014, compared with deficit of approximately $1,353,000 as of December 31, 2013.

Cash Flow Analysis

For the period from August 24, 2005 (when we began operations) to September 30, 2014, our cash used in operating activities was approximately $27,630,000. We expect to continue to have negative cash flows from operating activities until such time as we fully commercialize our technology.

For the nine months ended September 30, 2014 our cash used in operating activities was $1,268,000, which amount corresponded mainly to net losses from our operations partly offset by an increase in accounts payable and amounts due to officers and stockholders.

We do not expect to pay cash dividends in the foreseeable future.

We have a defined stock option plan and contractual commitments with all of our officers and directors. See “Market for Registrants Common Equity, Related Equity Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information” under our annual report on Form 10-K for the year ended December 31, 2013 filed with the Commission.

We plan to increase the number of employees to meet the anticipated demand if we are able to achieve wider acceptance of our technology.

Off Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements.

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

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures, management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2014, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Shares Issued under Previously Reported Agreements

During the third quarter, we issued:

•	141,250 shares of our Common Stock to Regency Capital Corporation, under the share purchase agreement disclosed in our Current Report on Form 8-K filed on November 25, 2013, as amended by the amendment dated February 13, 2014 disclosed in our Current Report on From 8-K filed on February 18, 2014 and as further amended by the amendment dated March 19, 2014 disclosed in our Current Report on From 8-K filed on March 25, 2014; and

•	387,309 shares to Peak One Opportunity Fund, L.P, LLC under the share purchase agreement disclosed in our Current Report on Form 8-K filed on June 27, 2014.

Shares Issued on Conversion of Preferred Stock

On August 8, 2014, we issued 1,000,000 shares of our Common Stock to XOptics (PTC) Ltd., a British Virgin Islands corporation, upon the conversion of 1,000,000 shares of our Non-Voting Convertible Preferred Shares. This conversion was made under the terms and conditions of the preferred shares. The issuance of the 1,000,000 shares to XOptics (PTC) Ltd. was exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof as transactions not involving a public offering. The issuance was also exempt from registration under Regulation S, as XOptics (PTC) Ltd. is not a “U.S. Person” as defined in that regulation. The certificates evidencing the shares of our Common Stock that we have issued to XOptics (PTC) Ltd. bear a legend restricting their transferability until the shares have been sold as part of a registered public offering.

Other Issuances of our Common Stock

During the third quarter, we issued an aggregate of 90,000 shares of our Common Stock to a third party that had provided services to the Company under an agreement entered into during the first quarter of 2014. The issuances of these 90,000 shares were exempt from the registration requirements of the Securities Act under Regulation S, as the service provider is not a “U.S. Person” as defined in that regulation.

Other than as set forth above, there were no unregistered sales of equity securities during the third quarter of 2014.

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

101 The following materials from SurePure, Inc. Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and September 30, 2013 and cumulative from August 24, 2005 (inception) to September 30, 2014, (iii) Unaudited Consolidated Statement of  Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and cumulative from August 24, 2005 (inception) to September 30, 2014, (iv) Unaudited Consolidated Statements of  Stockholders' Deficit for the three and nine months ended September 30, 2014, (vi) Unaudited Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2014 and September 30, 2013 and cumulative from August 24, 2005 (inception) to September 30, 2014 and (vi) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SurePure,, Inc.

Date: November 19, 2014	By:	/s/ Guy Kebble
		Name:	Guy Kebble
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2014	By:	/s/ Stephen M. Robinson
		Name:	Stephen M. Robinson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from SurePure, Inc. Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): ): (i) Unaudited Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and September 30, 2013 and cumulative from August 24, 2005 (inception) to September 30, 2014, (iii) Unaudited Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and cumulative from August 24, 2005 (inception) to September 30, 2014, (iv) Unaudited Consolidated Statements of Stockholders' Deficit for the three and nine months ended September 30, 2014, (vi) Unaudited Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2014 and September 30, 2013 and cumulative from August 24, 2005 (inception) to September 30, 2014 and (vi) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.

