Form 10-K
period 2014-12-31
SurePure, Inc.
filed 2015-03-30
CIK 1452176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

(Mark One)

☑Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

☐Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer	☑ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $16,754,928

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of March 30, 2015 was 47,345,816.

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

The following names refer to the following entities:

“SPI”	means SurePure Investment Holding AG, a Swiss corporation that serves as the holding company and contains our international administrative and financial functions;

“SPO”	means SurePure Operations AG, a Swiss corporation that is our principal operating business and holds all of our patents other than the patent issued in South Africa;

“SPP”	means SurePure Participations AG, a Swiss corporation, a company formed by XOptics to hold certain shares of SPI; and

“SPHSA”	means SurePure Holdings South Africa (Pty) Ltd., a South African private company that serves as the holding company for SPMSA and owns the patent issued in South Africa;

“SPMSA”	means SurePure Marketing South Africa (Pty) Ltd., a South African private company that commercializes our technology in South Africa and contains the administrative and financial functions of our business in South Africa;

“SPLAM”	means SurePure Latin America—Maquinas de Purificação U.V.C. LTDA, a Brazilian private company that commercializes our technology in Latin America;

We use other defined terms throughout this annual report on Form 10-K, including the following:

•	“Commission” means the U.S. Securities and Exchange Commission;

•	“Exchange Act” means the U.S. Securities Exchange Act of 1934, as amended;

•	“Nonvoting Convertible Preferred Stock” means our Nonvoting Convertible Preferred Stock, par value $.01 per share;

•	“Regency” means Regency Capital Corporation, a company formed under the laws of the Turks and Caicos Islands;

•	“Securities Act” means the U.S. Securities Act of 1933, as amended;

•	“Share Exchange” means the exchange of shares of SPI for shares of our common stock, which occurred on December 12, 2012, under the terms and conditions of the Share Exchange Agreement;

•	“Share Exchange Agreement” means the Amended and Restated Share Exchange Agreement that we entered into on December 12, 2012, under which we are obligated to issue shares of our common stock to the shareholders of SPI;

•	“SurePure Photopurification Technology” means our proprietary Turbulator systems for liquid photopurification technology;

•	Our “Technology” has the same meaning as “SurePure Photopurification Technology”;

•	“Trinity” means Trinity Asset Management Ltd. of Cape Town, South Africa; and

•	“XOptics” means XOptics (PTC), Ltd., a private company formed under the laws of the British Virgin Islands.

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

Item 1. Description of the Business

Overview

The Company designs, manufactures, markets, sells or licenses and maintains its proprietary Turbulator systems for innovative liquid photopurification technology in the global marketplace (“SurePure Photopurification Technology” or our “Technology”). We have been engaged in these activities since 2005. Currently, our Technology uses Ultraviolet (“UV”) light in the C band (“UVC”) to process, preserve and sustain the natural quality of food ingredients, such as liquid egg and animal feed constituents, and beverage products, such as juices and concentrates, sugar syrup bases, alcoholic beverages and farm milk. In addition to the foregoing applications now in use, our SurePure Photopurification Technology is being tested for its capacity to reduce the microbial loads in turbid liquids intended for human consumption, such as dairy products, flavored water and coconut water, liquids with industrial applications, such as diesel and bio-ethanol, and liquids with pharmaceutical applications, such as eye preparations, saline drips and personal care products.

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

It is our goal to secure approval for our Technology in 2015 and 2016 in those markets where approval is a precondition for the commercial implementation, as well as to market and distribute our SurePure Photopurification Technology on a worldwide basis. After concluding research and successfully testing at various research institutions during the past several years, we are seeking approval from the FDA and EU Novel Food Clearance for use of the SurePure Photopurification Technology as an adjunct to and in certain cases as an alternative for, pasteurization in dairy applications and from the International Organisation of Vine and Wine for the purification of wine. We are simultaneously increasing the general awareness of our Technology through demonstrations at trade shows and exhibitions of our Technology to selected customers who are successfully running internal tests.

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

More than 400 Turbulator systems, including test systems, have been installed since our inception in 2005 and either have been or are in operation in the following locations: the United States, Europe, South America and South Africa. Each installed Turbulator system is comprised of one to 40 separate Turbulators. We continue to evaluate the performance of our Turbulator systems. As we gain customer feedback, we incorporate it into the design of new Turbulator installations.

In certain geographic markets and for applications to certain liquids, we have not obtained or are not required to obtain governmental approvals for the sale or distribution of our Turbulator products. Accordingly, we or our distributors can market our Technology at the present time. In those markets and for those applications where governmental or similar approvals are required, our timelines for market entry are estimated to be between one and three years. See “—Regulation.” Rather, our principal task is to fund research by credible and competent third parties that will generate the scientific data that underpin our requests for clearance and that will convincingly demonstrate the efficacy, as well as what we believe to be the advantages of, our Technology. We believe that the aggregate cost of these reports will be approximately $100,000 during 2015 and 2016.

We do not, and do not expect in the near term, to manufacture Turbulator systems through a facility of our own. Rather, we rely on third-party manufacturers to build our Turbulator components to our specifications and for our final assembly. Our limited financial resources impair our ability to contract with manufacturers, since, among other things, our manufacturers generally require full payment before product delivery and installation. Our current manufacturers are located in France and South Africa. Our products are generally delivered to our customers at their particular industrial sites where our own personnel install and test the systems, and then provide training to the customer. The materials used to manufacture and assemble Turbulator systems are commodities and, at the current time, are not in short supply. If any of our suppliers were unable to provide components, there are sufficient backup sources for components that would permit us to maintain our pricing intact.

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

Sales

We have focused our sales efforts on “early adopter” global clients with multiple processing plants who have a substantial market share in their industries. Most of our sales activity takes place within our subsidiary SPO, as that company owns and administers all of our patents other than the South African patent. Most of our current sales arrangements are through SPO. During 2014, we generated approximately $500,000 of revenues under a few existing customer agreements.

For example, we have focused on the brewing industry and its need to purify liquid inputs into its final products, such as simple sugar syrup, as well as producers of fruit juice and wine. For example, we have focused on the brewing industry in emerging economies because we believe that these economies exhibit favorable opportunities for growth in demand for our perspective clients’ products. In 2009, we sold a Turbulator system to a facility a major international brewer located in South Africa. During 2014, we delivered two additional units to the same brewer. We also have engaged in trials with a craft brewer. Depending on regulatory developments (see “—Regulation”), we will target businesses that both produce and use liquids in their production processes and require the highest levels of purification of those liquids. The customers that we serve in one particular geographic market may not be the same type of customers that we serve in another geographic market, as we expect to continue to be opportunistic with respect to sales and market penetration.

During 2014, we also sold our patented Turbulator systems to a supplier of natural ingredients, a supplier of aromatherapy oils, a producer of liquid egg products and a producer of animal feeds. To date in 2015, we have received sales orders from a producer of natural vegetable juices and new orders from an existing customer which supplies equipment to customers who produce milk for consumption by calves and other farm animals.

We rely predominately on direct sales, and also have distributors in certain limited international markets. To date, we have selected distributors by type of liquid and by geographic region. Currently, we are represented by approximately eight distributors, two of which are based in Africa. Putting into place a distribution network requires that we identify the appropriate players to serve the specific industries in which our end users operate, that we provide them with that equipment and training that enables them to both demonstrate and explain the advantages of our Technology and that we design our Turbulator systems so that they are a compelling offering that permits our distributors to effectively utilize their resources in placing our products. The customer sales cycle is long for any new technology and our distributors may face resistance as a result of the historical investment that customers have made in existing facilities. See “Item 1A. Risk Factors— Risks Relating to our Business, Financial Condition and Corporate Structure—We do not have an expansive or well developed distribution network.”

We must raise sufficient working capital to support any distribution network that we establish. In addition, our distribution network will require sales support. Optimally, we would provide the support of a microbiologist/biochemist and an expert in the design and construction of engineered processes to our distributors to assist them in their sales efforts. In addition, we will require working capital to pay the general and administrative costs relating to in-house staff additions such as sales trainers and regulatory experts.

As of March 15, 2015, we have one existing multi-year customer agreement which generates a non-material amount of revenue. Under that agreement we have licensed a Turbulator system to a U.S.-based manufacturer of equipment used to sterilize milk and milk components used in the feeding of calves with farm milk. The license expires in April 2018. The manufacturer has an order pending with us for the delivery of 100 additional Turbulators during the second quarter of 2015. We have a contract with a customer for the delivery of a unit containing 360 Turbulators during the second quarter of 2015. In February 2015, we entered into a sales agreement for a unit with 240 Turbulators, also for delivery during the second half of 2015. Our ability to deliver and install equipment is dependent on financing the manufacturing and delivery of the equipment, either from the customer, internal working capital or a combination of both.

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

We are currently in discussions with a number of prospective customers, but cannot predict whether we will be able to enter into revenue-generating contracts with customers during 2015. Our sales cycle is long and often requires negotiation with multiple levels and groups within a customer. Therefore, we cannot be certain of the timing of these contracts and the amount of revenues to be generated either on a period-by-period basis or over the life of the contract. See “Item 1A. Risk Factors— Risks Relating to our Business, Financial Condition and Corporate Structure—We face significant obstacles to the commercialization of SurePure Photopurification Technology and our Turbulator systems.”

Marketing

We have primarily utilized public relations, trade shows and customer trials to convert awareness into interest and purchase. Because our financial resources are limited, however, we will not be able to utilize any of these methods unless we receive increased funding.

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

Our technology was developed in South Africa. Since our management team is familiar with the dairy, fruit juice and wine industries in South Africa, we initially focused on the South African market. During the last five years, however, we have been working with customers in the United States, the United Kingdom and the European Union, as well as Australia, New Zealand, South America and Canada. We also continue to explore emerging economies, such as India, and during 2012 entered into an agreement with a distributor for our equipment in India. Our Indian distributor is conducting trials of our equipment at various small scale farmer dairies and is planning broader trials during the balance of 2015.

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

European Union

In the European Union, before our Technology can be used commercially with respect to foods, food ingredients and beverages, it must receive clearance under Regulation (EC) No. 258/97 of the European Parliament and of the Council of 27 January 1997 Concerning Novel Foods and Novel Food Ingredients. The application pertaining to our Technology has been submitted by a member company of the EU dairy industry that is a customer of ours. The matter is being reviewed by the Novel Foods, Additives and Supplements branch of the EU’s Food Standards Agency. In the application regarding our Technology, our customer has claimed that its use significantly increases the levels of Vitamin D in milk and extends the shelf life of dairy foods. The purpose of the EU Novel Foods review is to determine whether the use of our Technology presents a danger to the consumer, misleads the consumer or results in dairy products that are nutritionally disadvantageous to the consumer. The EU process requires the party who will be distributing the product to submit a request to an individual member state of the EU (the “Member State”), which, in our case, is the United Kingdom. The Member State designates an official committee to review the application, which determines whether additional assessment is required. At the same time, the request to distribute the novel food is forwarded to the European Commission. We understand that the initial assessment of the application should be completed within three months of the initial request to the Member State, not counting any time required to complete the submission if it is deemed incomplete in some respect. If the official committee requests additional assessment or if there are objections from other Member States, the Commission then asks the European Food Safety Authority to render an opinion. When the opinion is rendered, the Commission and the Standing Committee of the Food Chain and Animal Health make their decision. One of our customers has submitted a request to the Food Safety Authority in the United Kingdom. Our customer received the initial assessment of our SurePure Photopurification Technology in April 2013 and its application was resubmitted in November 2014. In February 2015 our customer received responses in the form of additional comments, to which it currently is responding. Our client has in turn responded to the responses, and we expect a determination by the end of 2015.

Republic of South Africa

In South Africa, we are engaged in a process to draft or amend a series of regulations of the Ministry of Health that apply to various foods and foodstuffs. In May 2012 we filed an application to amend certain regulations relating to Milk and Dairy Products GN R1555 of 21 November 1998 applicable to milk and dairy products, wine, fruit juice and other microbiologically sensitive liquids to permit our Product to be used as an alternative to pasteurization. In the case of certain regulations, draft regulations have been published for comment in the government’s official publication. In other cases, publication of the regulations may not occur until we have responded to requests for further information from the government’s Directorate: Food Control, including information that relates to the disposition of applications that we have submitted in the US and the EU. The Directorate of Food Control, Department of Health is not prepared to make an application to the Minister of Health to amend the regulation until such time that we have received either FDA or Novel Food Approval. In addition, the Directorate has advised us that the Agricultural Products Standards Act will have to be amended to conform with any amendments to South Africa’s regulations relating to milk and dairy products. The Directorate has further advised that, due to constraints in its human resource capacity, it has requested the Dairy Standards Agency of South Africa to assist. The Dairy Standards Agency undertook a scientific review of our Technology and other similar technologies during late 2014. We understand that if the results of the scientific review are favorable, the process for amending the regulations will be progressed. This may not however, be complete until late 2015 at the earliest.

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

Intellectual Property

Our patented Turbid Fluid Photopurification Technology is protected by patents which have been granted in 66 countries, including South Africa, United States, China, Japan, Australia and the countries of the European Union. A predecessor entity to SPHSA applied for our patents in October 2000. Each of the patents is based on the same international patent application and relates to the same invention. The patents will expire beginning on October 12, 2020. Our United States patent was granted on July 12, 2005 and will expire on October 12, 2020. Patent applications for our invention remain outstanding in Brazil. If we do not have adequate funds, we may not be able to make the required payments to maintain our patents in all countries in which they have been issued.

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

We also own the registered trademark “SurePure” in various formats in South Africa. We hold trademark registrations for “Turbulator” in South Africa and the European Community, and for “SurePure Turbulator” in the USA and Switzerland.

Research

We have contracted for and funded research efforts regarding the use of UVC as employed by our SurePure Photopurification Technology in the purification of liquids generally, and foods and beverages in particular, at academic institutions throughout the world. Generally, we have commissioned research in areas such as flow dynamics, biochemistry and microbiology. We, and in one or two cases, our customers, have provided funding for the studies, which generally covered both direct costs as well as overhead, and we also have provided our equipment to the institutions. In certain cases, we have provided annual grants to academic institutions to study the effects of UVC energy on foods and beverages. The academic institutions that we contracted to perform studies of our Technology or that received grants from us include:

➢	University of Wisconsin – Madison, Wisconsin, United States of America

➢	Cornell University – Ithaca, New York, United States of America

➢	Queens College – Belfast, Northern Ireland

➢	Illinois Institute of Technology, Illinois, United States of America

➢	Campdens BRI – Gloucestershire, United Kingdom

➢	University of Birmingham – Birmingham, United Kingdom

➢	University of Stellenbosch – Stellenbosch , South Africa

➢	University of the Western Cape – South Africa

➢	Cape Peninsula University of Technology – Cape Town, South Africa

➢	IFV – Bordeaux, France

By way of example, results of studies conducted at these institutions include the following:

○	A 2008 published study that concluded that UVC radiation was successful in reducing bacterial counts in raw bovine milk, as well as apple juice, guava juice, pineapple juice and orange juice, while preserving the nutrients of the beverages being treated.

○	A 2010 unpublished study of the use of our Technology to produce grape juice and wine that is free of microorganisms that found that using the UVC treatment on grape juice and wine samples in five different wineries could provide wine significantly free of microorganisms (i.e., to the extent of less than 1 colony-forming unit per milliliter).

○	A 2011 published study that explains the effects of UVC radiation on microorganisms found in grape juice and wine products which found that our Technology “clearly indicated significant germicidal effect against the wine specific microorganisms; therefore, UVC radiation may stabilize grape juice and wine microbiologically in conjunction with reduced sodium dioxide levels” and that UVC radiation effectively inactivates wine-associated microorganisms such as Brettanomyces, Saccharomyces, Acetobacter, Lactrobacillus, Pediococcus and Oenococcus.

○	A 2011 published study that investigated the efficacy of UVC radiation technology to inactivate microorganisms in milk and concluded that UVC treatments produced microbial reductions similar to traditional heat pasteurization. The study also noted that UVC has the advantage of not producing chemical residues, by-products or radiation; is a cold process requiring very low maintenance at low cost; and does not require energy to produce heat.

○	A 2011 unpublished study currently under peer review that investigated whether UVC treatment could reduce the number of Alicyclobacillus acidoterrestris cells in water, fruit concentrate and grape concentrate and found that our Technology is a viable way to control contamination of juice concentrate by species of that bacterium.

○	A 2012 published study that examined the use of UVC light to inactivate microorganisms that found a 100% improvement in predicted microbial elimination due to the novel swirl design of our Turbulator.

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

Employees

As of December 31, 2014, we employed 11 people directly, 9 of whom are based at our operational headquarters near Cape Town, South Africa. We continue to utilize the services of key academic and professional consultants in the areas of microbiology, biochemistry process engineering and manufacturing to enable us to grow the business and service our customer base on a global basis.

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

We have incurred net losses of approximately $34,325,000 for the period from inception through December 31 2014. We have been without significant revenue since inception, and our current agreements provide relatively limited amounts of revenue. Our historical losses are expected to continue into the future unless we are able to generate significant amounts of revenue in our business. Our history of significant operating losses has also made it difficult for us to raise additional working capital.

We require immediate capital to fund our operations, and we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations or to liquidate our business.

We have significant working capital needs, including approximately $110,000 of U.S. and foreign taxes. Our management team has worked without receiving cash compensation for as much as 27 months and the total accrued compensation and related expense reimbursements owed to them is approximately $1,148,000. We have other current liabilities, net of customer deposits, of approximately $1,521,000. If we are unable to secure adequate financing on reasonable terms, or on any terms, we may not be able to pay these or other operating expenses and to continue to operate our business. There is no assurance that financing will be available to us, in which case we may be compelled to wind down or liquidate our business.

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

As of the date of this annual report on Form10-K, no investors are obligated to purchase any of our shares. Between September 2012 and March 2013, two institutional investors, Trinity and RD Active Limited of London, United Kingdom (“RD Active”) have purchased our shares. As of December 31, 2013, an affiliate of Trinity had the obligation to purchase 900,000 shares of our Common Stock by March 25, 2014. Prior to March 25, 2014, that affiliate purchased only 184,825 shares of our Common Stock.

During the first three quarters of 2014, we were able to raise equity capital only from persons who are, or are related to, significant shareholders of the Company. During that 9-month period ended September 31, 2014, Regency purchased 1,006,250 shares and Trinity purchase 184,000, for total gross proceeds of $1,190,250. Regency is an affiliate of XOptics, which holds 14,800,000 shares of our Non-Voting Convertible Preferred Stock as of March 15, 2015. We believe that Regency funded its purchases with the proceeds of sales of our shares to Trinity and others. Trinity has not purchased shares from the Company since March 2014. See “Item 13. Certain Relationships and Related Transactions—Transactions with Regency.” The ability of Regency to provide additional financing to us by purchasing additional shares may be limited to the extent that it is able to resell shares of our Common Stock to Trinity and receives available funds from those sale transactions.

In direct transactions with Trinity and Regency, we priced our shares at not less than $1.00 per share, which is greater than the prevailing prices at which our shares generally trade in the OTCQB. See “Item 5. Market for Common Equity, Related Stockholder Matters—Market for Common Stock”.

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

Our directors and executive officers and their affiliates beneficially own approximately 4.1% of the outstanding shares of our Common Stock. See “Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.” Accordingly, our directors, executive officers and principal shareholders will have substantial influence over, and may have the ability to control, the election of our board of directors and the outcome of issues submitted to a vote of our shareholders. Although our board members and officers owe a fiduciary duty to our shareholders and must act in good faith in a manner they reasonably believe to be in the best interests of our shareholders, as a shareholder such persons are entitled to vote their shares in their own interests, which may not always be in the interests of shareholders generally.

Risks Relating to our Securities

Shares of our Common Stock are very thinly traded, and the price may not reflect our value and there can be no assurance that there will be an active market for shares of our Common Stock either now or in the future.

Although our Common Stock is quoted on the OTCQB, shares of our Common Stock are very thinly traded, and the price of our Common Stock, if traded, may not reflect our value. OTCQB securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a computer network connecting dealers in stocks. OTCQB stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. As a result, there can be no assurance that there will be an active market for shares of our Common Stock either now or in the future. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, shareholders may not be able to liquidate their investment in us or liquidate it at a price that reflects the value of our business. As a result holders of our securities may not find purchasers for our securities should they desire to sell the securities that they hold. Consequently, only investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time should purchase our securities.

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

If we are not able to satisfy the eligibility standards of the OTCQB market, the trading of our shares will become more difficult.

During 2014 the OTCQB market underwent changes that require us to comply with its new eligibility standards. If we become unable to satisfy the eligibility standards of the OTCQB market, OTCQB has advised us that it would move the trading of our shares to OTC Pink, a market in which it could be substantially more difficult for volume in our shares to increase and for buyers and sellers to transact with each other. This development, in turn, may make it more difficult for us to sell shares directly to investors because our shares will not have the liquidity of other shares of other companies. To date, we have been able to comply with the standards.

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

We cannot assure our shareholders that an active trading market for our Common Stock can be sustained. A shareholder may find it difficult to dispose of shares or obtain accurate quotations as to the market value of our shares on the OTCQB. Securities quoted on the OTCQB may be subject to a Commission rule that imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, this rule may deter broker-dealers from recommending or selling such securities, which may further limit the liquidity of our shares. If applicable, this rule could also make it more difficult for us to raise additional capital.

Sales by our major shareholders under Rule 144, Regulation S or another exemption from the Securities Act, or pursuant to a registration of our shares, may depress the price of our Common Stock.

As of the date of this annual report on Form 10-K, our stockholder XOptics holds 14,800,000 shares of our Nonvoting Convertible Preferred Stock. Those shares are convertible into 14,800,000 shares of our Common Stock on a 1-to-1 basis under certain terms and conditions, including upon any sale to a third party purchaser. Any shares of Common Stock that are issued to XOptics upon conversion of its shares will be restricted securities unless the shares are first registered prior to their resale.

XOptics is able to sell, or convert and then sell, the 14,800,000 shares of our Nonvoting Convertible Preferred Shares that it holds under Rule 144 under the Securities Act, which permits XOptics to resell, subject to various terms and conditions, its restricted securities. In addition, because XOptics is not a “U.S. person,” as defined in Regulation S under the Securities Act, it may be able to sell shares of our Nonvoting Convertible Preferred, or convert those shares and then sell the conversion shares, in offshore transactions.

Similarly, our other major shareholders—Trinity, Regency and RD Active—are not “U.S. persons” and have sold and may continue to sell our restricted securities outside of the United States at prices that are below the prices quoted on the OTCQB.

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

As described under “—We require immediate capital to fund our operations, and we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations or to liquidate our business,” we require immediate capital to fund our operations. Our efforts to raise capital have resulted in multiple subscription and share purchase agreements. Since the date of the Share Exchange and through March 30, 2015, we have issued 26,478,457 shares of our Common Stock, or an increase of approximately 114% of our issued and outstanding shares. Of the shares issued, 16,840,010 have been issued to shareholders in exchange for consideration and 9,865,447 have been issued upon conversion of shares of our Nonvoting Convertible Preferred Stock. These issuances have diluted the interests of our shareholders, any future issuances will continue to dilute their interests. Therefore, any investment in our shares of our Common Stock carries that risk that such investment will be diluted by a subsequent share issuance by us as a result of, among other things, our need for external sources of capital.

We are incurring increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we are incurring significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also are incurring substantial expenses in connection with the preparation and filing of this registration statement and responding to the Commission’s comments in connection with its review of the registration statement. We may be required to incur costs associated with current corporate governance requirements, including requirements under provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), as well as rules implemented by the Commission or any stock exchange or quotation system on which shares of our Common Stock may be listed in the future. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty. We also expect these rules and regulations may make it difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage available to privately-held companies. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of Sarbanes-Oxley could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our Common Stock.  In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

 Prior to December 12, 2012, none of our management team had managed a public company subject to U.S. securities laws. Our management’s lack of experience could adversely impact our ability to comply with legal, regulatory, and reporting requirements of those laws. Our management may not be able to implement programs and policies in an effective and timely manner to adequately respond to such legal, regulatory and reporting requirements, including the establishment and maintenance of internal control over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Exchange Act, which are necessary to maintain public company status. If we were to fail to fulfill those obligations, our ability to operate as a public company would be in jeopardy, in which event the shareholders could lose their investment. Our ability to operate successfully may depend on our ability to attract and retain qualified personnel with appropriate experience in the management of a public company. Our ability to find and retain qualified personnel on our terms and budget may be very limited.

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

During 2013 and 2014 we registered for resale by our shareholders a total of 38,982,753 shares, or approximately 82.3% of the issued and outstanding shares of our Common Stock. We believe that, despite these registrations, our shareholders have not sold most of those shares of our Common Stock but would likely do if there were broader demand for our shares in the market or if the bid price increased. Sales of a substantial number of shares in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could depress the trading price of our Common Stock or limit increases in the trading price.

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

Item 2. PROPERTIES

SPHSA leases two premises, each having approximately 2,000 square feet, in South Africa under separate operating leases. Both leases terminate at the end of May 2015. If we are not able to raise additional working capital, we may not be able to extend these leases or lease any space whatsoever, in which case we might not be able to maintain a principal office.

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

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our Common Stock has been approved for quotation on the OTCQB under the symbol “SURP.”   The Company stock began trading on OTCQB on September 20, 2010.   The table below sets forth the high and low bid prices for our Common Stock for the eight quarters ended December 31, 2014 as reported on the OTCQB and OTCBB websites for the relevant quarters. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. See “Item 1A. Risk Factors—Shares of our Common Stock are very thinly traded, and the price may not reflect our value and there can be no assurance that there will be an active market for shares of our Common Stock either now or in the future” and “Item 1A. Risk Factors —Because it may be considered a “penny stock,” our shareholders may have difficulty selling shares of our Common Stock.” Also, see “Item 1A. Risk Factors— If we are not able to satisfy the eligibility standards of the OTCQB market, the trading of our shares will become more difficult”

	Common Stock	Market Price
Quarter Ended	Bid High ($)	Bid Low ($)
December 31, 2014	0.19	0.04
September 30, 2014	0.44	0.13
June 30, 2014	0.70	0.47
March 31, 2014	0.91	0.40
December 31, 2013	0.91	0.75
September 30, 2013	1.17	0.85
June 30, 2013	1.34	0.92
March 31, 2013	1.32	1.00

As of December 31, 2014, 47,345,816 shares of our Common Stock were issued and outstanding, an additional 14,800,000 shares of our Common Stock were issuable upon the conversion of the issued and outstanding shares of our Nonvoting Convertible Preferred Stock., We have reserved 3,000,000 shares of our Common Stock for future issuance under the 2012 Stock Plan, under which we issued options to purchase 475,000 shares of our Common Stock in 2013.

Record Holders

As of December 31, 2014, there were approximately 90 holders of record of our Common Stock.

Equity Compensation Plan Information

As of December 31, 2013, options to purchase 475,000 shares of our Common Stock had been issued under our 2012 Nonqualified Stock Option Plan (the “2012 Stock Plan”). Under the terms of the grants of those options, options to purchase 190,000 of those shares vested on the date of grant, options to purchase 142,500 shares vested on November 12, 2014 and options to purchase the remaining 142,500 shares vest on November 12, 2015, all subject to early vesting upon a change in control of the Company.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this Annual Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  The statements contained in this Annual Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements.  These statements are based on the beliefs and assumptions of our management based on information currently available to them.  Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “Commission”), as well as in other documents that we have filed with the Commission.  Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Overview

The results presented in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” are those of SurePure, Inc. and its subsidiaries (all of which are collectively referred to in this Management’s Discussion and Analysis of Financial Condition and Results of Operations as “we”) as reflected in our unaudited consolidated financial statements included in this Annual Report on Form 10-K. The following discussion should be read in conjunction with such consolidated financial statements and the notes thereto. The results presented below pertain to our audited consolidated financial statements for the years ended December 30, 2014 and 2013.

Insufficient Funding

For the period from our inception on August 24, 2005 to December 31, 2014, we had net losses from operations of approximately $34,325,000. During the year ended December 31, 2014, we continued to experience both insufficient operating revenues and a significant shortfall in funding from investors. As a result, we require significant additional funding to maintain our operations and execute our business plan. Funding provided during the first half of the year ended December 31, 2014 was provided by certain of our current shareholders. If we are unable to obtain financing from our current shareholders or other sources, we will be unable to meet our business objectives and may scale back or even discontinue our operations until such time, if ever, that we are able to obtain financing. Notwithstanding our efforts to obtain financing, there is no assurance that any financing will be available on acceptable terms or at all. See “—Liquidity and Capital Resources.”

Business Overview

SurePure Inc. (SURP) is quoted on the USA OTC QB market and owns the international patent for a novel liquid purification technology that uses UV, rather than heat, to sterilise liquids. Using ultraviolet C light, the photopurification process can deliver the same or superior microbiological efficacy to pasteurisation on both clear and turbid liquids without the concomitant energy consumption or degradation of the liquid, either biochemically or organoleptically

Whilst UV light has long been used as a surface steriliser and has been applied to clear water successfully, this is the first technology of its kind that can process opaque or turbid liquids. Its scope of application is therefore virtually unlimited. Food-grade liquid application in beverages abound; technical application to process water and liquid raw materials, as well as liquids such as diesel are possible; even the medical application of this technology from blood to breast milk is being explored. We continue to do research work either by ourselves or in conjucntion with clients to establish the the efficacy on other liquids including various consumer beverages and home care products.

.

The heart of the SurePure photopurification technology is the turbulator technology for which SurePure holds 1 United States and 16 foreign patents. The unique and self-cleaning design of the turbulator enables the purification of turbid liquids on an industrial processing scale.

We have experienced negative cash flows from operations with respect to our business since our inception. As of December 31, 2014, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern. Based on our current projections, including equity financing subsequent to December 31, 2014, we are not assured that we will have the cash resources to enable us to continue to fund normal operations.

We reported a number of accomplishments during period from January 1, 2014 to the date of this report:

●	On February 26th, we announced developments in the non-thermal processing of potato rinse water;

●	On March 6th, we announced a further flavor preservation application and technology sale to a South African producer of fruit juice, carbomated soft drinks, water and non-alcoholic malt drinks;

●	On March 12th, we announced additional brewing breakthrough for craft brewing;

●	On March 28th, we announced our commercial deal with Helpac, a major essential oils and floral water bio-producer;

●	On April 4th, we announced the publication in the World of Food Ingredients demonstrating value of SurePure’s photopurification technology in protein based liquid ingredients;

●	On April 9th, we announced results of dairy study underlining efficacy of patented photopurification technology;

●	On April 23rd, we announced a breakthrough in comtaminated diesel purification without biocides;

●	On July 21st, we announced the production of cider for craft brewing market;

●	On July 24th, we announced preliminary results for additional commercial application of our patented photopurification technology in the dairy industry.

●	On August 6th, we announced that our technology demonstrates energy savings to the brewing industry through our colaboration with SAB Miller ;

●	On August 7th, we announced that we concluded an agreement for the sale of photopurification units to a major US producer of high quality protein product, delivery of which is expected to be take place during the first quarter of 2015; and

●	During the period to date in 2015 we have received orders to the value of US$940 000, delivery of which is expected to be take place during the second quarter of 2015.

Additionally we concluded the final step in the acquisition of the South Africa entities with the registration for sale of those stockholders shares in a Form S1.

Plan of Operation

We seek to expand the commercial acceptance of our SurePure Turbulator purification systems. To pursue this goal, contingent on our obtaining sufficient capital to maintain our operations, we plan to execute the following steps:

•	Attend and promote our product at international trade shows in 2015 and 2016 for the brewing, dairy industries, liquid egg and industrial applications. At these venues we will seek to establish contact with industry participants, including distributors of engineered systems, and to make them aware of our product’s advantages and the expanded applications of the product that we have developed over the past 36 months;

•	Continue to pursue regulatory clearances and approvals for applications, such as dairy products, that are required for our technology to be sold in those industries. In particular, we expect to take the following actions with regulatory agencies:

•	To request review of the SurePure technology by the US Food and Drug Administration (“FDA”) for a number of applications so that the technology may be categorized as “generally recognized as safe,” or “GRAS”;

•	To receive approval of the material that we and a UK customer submitted to the UK Food Standard Authority in June 2011 to obtain EU Novel Food approval; and

•	To receive approval from the International Organization of Wine and Vine (“OIV”) for the use of the SurePure technology for wine industry applications.

•	Seek to market and sell our product and our technology for industrial applications;

•	Seek to expand the level of commercialization of our technology in the liquid egg, wine, dairy, fruit juice and other beverage industries;

•	Expand our distribution networks for our products by identifying additional distributors according to geographic market, expertise with specific liquids and existing client relationships and negotiating agreements with the identified distributors on terms acceptable to both the distributors and to us; and

•	Obtain additional equity financing to support our growth from current shareholders, institutional investors or other investors to provide capital to support and augment our operations.

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

During the year ended December 31, 2014, we focused on the following activities:

•	continuing with commercial trials with key customers;

•	concluding agreements with customers;

•	working with regulatory authorities such that our technology can be employed in key areas;

•	manufacturing, delivering and commissioning equipment ordered by customers; and

•	negotiating financing arrangements.

Subsequent to December 31, 2014, we have focused on the following activities:

•	continuing with commercial trials with key customers;

•	concluding agreements and accepting orders from new customers;

•	pursuing the expansion of our customer base and distributor network internationally;

•	manufacturing, delivering and commissioning equipment ordered by customers; and

•	negotiating possible equity financing agreements.

 Results of Operations

The following table summarizes our results of operations for the year ended December 31, 2014 compared with our results of operations for the year ended December 31, 2013:

	Years Ended:		Variance
	December 31, 2014	December 31, 2013	$	%

Revenues	$557,000	$171,000	386,000	226%

General and Admin Expenses	2,960,000	4,021,000	(1,061,000)	-26%

Research and Development	193,000	227,000	(34,000)	-15%

Interest Expense	179,000	152,000	27,000	18%

Net Loss	3,099,000	4,419,000	(1,320,000)	-30%

Revenues

We had revenues of approximately $557,000 during the year ended December 31, 2014, representing a 226% increase as compared to approximately $171,000 for the year ended December 31, 2013. This increase as compared to the 2013 year was primarily due to the increase in new customer installations during the period.

Although we are negotiating agreements for the commercialization of our SurePure technology, it is unlikely that more than one or two of those agreements as currently structured will generate significant amounts of revenue during the next six months. As a general matter, we expect that revenues will increase to the extent that our commercialization efforts are successful. These commercialization efforts seek to introduce our technology to a broader range of clients and geographic areas. Our business model is largely based on sales of equipment, usage royalties or usage fees. We do not expect, however, an increased level of commercialization to occur before the third quarter of 2015, at the earliest.

General and Administrative Expenses

We had general and administrative expenses of approximately $2,960,000 during the year ended December 31, 2014, representing a 26% decrease as compared with approximately $4,021,000 during the year ended December 31, 2013. This decrease as compared to 2013 was primarily due to lower professional fees resulting from the conclusion of the incorporation of the SA entities during 2013 as well as lower travel expenditures due to timing of customer visits.

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

Research and Development Expenses

We had research and development expenses of approximately $193,000 for the year ended December 31, 2014, representing a 15% decrease as compared with approximately 227,000 for the year ended December 31, 2013.

We expect that our research and development expenses will increase in future periods as we pursue new applications and clients for our technology.

Interest Expense

We had interest expense of approximately $179,000 for the year ended December 31, 2014, representing a 18% increase, as compared to approximately $152,000 of interest expense for the year ended December 31, 2013. This increase was primarily due to the interest cost relating to the convertible note, partly offset by the lower interest costs resulting from the restructuring of the shareholder loans into equity as part of the acquisition of the SA entities during 2013.

Net Loss

For the reasons discussed above, we had a net loss of approximately $3,099,000 for the year ended December 31, 2014, representing a 30% decrease in net losses as compared to a net loss of approximately $4,419,000 for the year ended December 31, 2013.

We have not as yet generated sufficient revenue to fund our operations, and we expect our net losses to continue until such time as our commercialization efforts related to our technologies produce an increase in revenues sufficient to meet the cost of our operations. Accordingly, we expect to continue to operate at a loss through at least Q3, 2015.

Income Tax Expense (Benefit)

We have realized net operating losses in Switzerland, South Africa and the United States. In addition to net operating losses in prior periods, our net operating losses during the 2014 year may result in a potential future income tax benefit, to the extent that any unexpired net operating loss carry-forwards can offset future operating profits.

Impact of Inflation

We believe that inflation has not had a material effect on our operations for the period from August 24, 2005 (when our operations began) to December 31, 2014.

Capital Expenditures

We have spent approximately $182,000 dollars on property and equipment for the period from August 24, 2005 (when our operations began) to December 31, 2014.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been through sales of our Common Stock to our investors. During the year ended December 31, 2013, we sold shares of our Common Stock to two institutional investors. During 2013, Regency Capital Corporation (“Regency”) purchased 2,349,500 of the 3,237,318 shares of our Common Stock that we sold to investors during the year, all at a cash purchase price of $1.00 per share. During 2014, Regency purchased an additional 1,006,250 shares of our Common Stock at a cash purchase price of $1.00 per share, all of which purchases occurred during the first __ months of the year. Regency is an affiliate of XOptics (PTC) Ltd., a British Virgin Islands corporation, which holds 14,800,000 shares of our Non-Voting Convertible Preferred Stock. We believe that the ability of Regency to provide financing to us by purchasing additional shares is limited, and we do not know whether Regency will be able provide significant amounts of financing to us during 2014 or thereafter.

An affiliate of Trinity purchased 184,825 shares from us for $184,825 during the first quarter of 2014. We cannot be certain that Trinity or its affiliates will purchase additional shares from us at the price that we have offered, or at any price.

We continue to discuss potential financing transactions with our shareholders and others, but we cannot provide any assurance that we will be able to conclude financing transactions with these or any other investors.

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

The following table summarizes our financial position at December 31, 2014 compared with our financial position at December 31, 2013:

:

	As of:		Variance
	December 31, 2014	December 31, 2013	$	%

Cash	$1,000	$21,000	(20,000)	-95%

Other Current Assets	423,000	175,000	248,000	142%

Total Assets	519,000	319,000	207,000	63%

Current Liabilities	3,079,000	1,671,000	1,408,000	84%

As noted above under “Insufficient Funding” and as also noted below under this heading, our current cash resources are extremely limited.

We have been in the development stage since we began operations in August 2005. As of December 31, 2014, we had cash of approximately $1,000 and other current assets of approximately $423,000, consisting of accounts receivable and prepaid expenses, and total assets of approximately $519,000. As of December 31, 2014, we had current liabilities of approximately $3,079,000, consisting of accounts payable, accounts payable to related parties and accrued liabilities. Of this amount, approximately $1,148,000 represented liabilities that were due to officers and stockholders, an increase in liabilities to officers and stockholders of approximately $422,000 as compared to such amount as of December 31, 2013. Our shareholders’ deficit was approximately $2,560,000 as of December 31, 2014, compared with deficit of approximately $1,353,000 as of December 31, 2013.

Cash Flow Analysis

For the period from August 24, 2005 (when we began operations) to December 31, 2014, our cash used in operating activities was approximately $27,676,000. We expect to continue to have negative cash flows from operating activities until such time as we fully commercialize our technology.

For the year ended December 31, 2014 our cash used in operating activities was $1,315,000, which amount corresponded mainly to net losses from our operations partly offset by an increase in accounts payable and amounts due to officers and stockholders.

We do not expect to pay cash dividends in the foreseeable future.

We have a defined stock option plan and contractual commitments with all of our officers and directors. See “Market for Registrants Common Equity, Related Equity Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information” below in this Annual Report on Form 10-K.

We plan to increase the number of employees to meet the anticipated demand if we are able to achieve wider acceptance of our technology.

Off Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements.

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

None.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on this assessment, management concluded that as of December 31, 2014, the Company’s internal control over financial reporting is effective.

As a smaller reporting company, the Company is not required to include in this annual report a report on Form 10-K the effectiveness of internal control over financial reporting by the Company’s independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

During management’s assessment of the effectiveness of the Company’s internal control over financial reporting, management did not identify any change that occurred during the year ended December 31, 2014 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the Company’s directors and executive officers as of December 31, 2014. At this time, our board of directors has no nominating or compensation committees and our audit committee has no members.

Name	Age	Position with the Company	Officer/Director Since
Guy Kebble	48	Chief Executive Officer	December 12, 2012
		President	December 12, 2012
		Director	January 6, 2013
Stephen Robinson	51	Chief Financial Officer	December 12, 2012
		Chief Accounting Officer	December 12, 2012
		Treasurer	December 12, 2012
		Secretary	December 12, 2012
		Director	December 12, 2012

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

Procedures for Security Holders to Nominate Candidates to the Board of Directors

During 2014, there were no changes made to the procedures by which shareholders may nominate candidates to our board of directors. The full board of directors will consider all director candidates nominated by shareholders during such times as the Company is actively considering appointment of new directors.  Candidates recommended by shareholders will be evaluated based on the same criteria described above.  Shareholders desiring to suggest a candidate for consideration should send a letter to the Company’s Corporate Secretary and include:

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

We do not have an Audit Committee.

Executive Compensation, and Director Nomination and Corporate Governance Function

We do not have a compensation committee, nominating or corporate governance committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Executive officers, directors and certain persons who own more than 10% of our outstanding Common Stock are required by Section 16(a) of the Exchange Act to file with the Commission an initial report of ownership of our Common Stock on Form 3 and reports of change s in ownership on Form 4 or Form 5, and such persons are required to furnish us with copies of all such forms that they file.  We believe that all such Section 16(a) reports were filed on a timely basis in 2014.

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

Summary Compensation Table

The following table sets forth, for the periods indicated, all of the compensation awarded to, earned by or paid to (i) each individual serving as a principal executive officer of SurePure or any of the subsidiaries or related operating entities of SurePure during our last completed fiscal year; and (ii) each other individual that served as an executive officer or significant employee of SurePure or any of the subsidiaries or related operating entities of SurePure at the conclusion of the fiscal year ended December 31, 2014 and who received in excess of $100,000 in compensation during such fiscal year (collectively, the “named executive officers”).

Name and Principal				Option
Position	Year	Salary	Bonus	Awards	Total
Guy R. Kebble,	2014	$274,512	$-	$-	$274,512
Director, President and Chief Executive Officer (1)	2013	$285,840	$-	$69,700	$355,540

Stephen M. Robinson,	2014	$439,708	$-	-	$439,708
Director and Chief Financial Officer (2)	2013	$433,758	$-	$69,700	$503,458

Stephen Miller, Vice	2014	$-	$-	-	$-
President-Sales and Marketing Manager (3)	2013	$249,840	$-	$52,275	$302,115

(1)	Has served as chief executive officer of the companies controlled by SPI and as Chairman of SPMSA since January 1, 2010.
(2)	Has served as chief financial officer of the companies controlled by SPI and as the sole director of SPI, SPO and SPP and as a director of SPMSA and SPHSA since January 1, 2008.

(3)	Mr. Miller’s responsibilities were modified on December 20, 2013, and he left our employ on August 31, 2014.

In 2015, Messrs. Kebble and Robinson agreed to reduce their compensation effective January 1, 2015 to the amounts described below under “Employment and Consultancy Agreements.”

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

Mr. Kebble also has entered into an updated Consulting Agreement with SPO, dated January 1, 2012, under which he provides his services as an independent contractor to develop markets globally for those products and services marketed by SPO and to provide such other assistance to SPO as agreed with the directors of SPO from time to time. Under this agreement, Mr. Kebble has agreed to serve as the chief executive officer of SurePure US and its subsidiaries. Effective January 1, 2015, Mr. Kebble’s remuneration from SPO is $150,000 per annum payable in equal monthly installments. Either party to the consulting agreement may terminate it for convenience on three months’ prior written notice. SPO has the right to terminate the agreement for cause with immediate notice. The agreement further provides that during the term of the agreement and for one year after the completion of his services to SPO, Mr. Kebble will not provide any services relating to the products or services of SPO to its clients. The agreement further provides that Mr. Kebble may not disclose any of SPO’s confidential information or other trade secrets and may not solicit or contact any employee, advisor or other individual working on behalf of clients in connection with SPO’s products or services for the purpose of obtaining or executing new work for the same 12-month period. The agreement is governed by Swiss law.

Stephen Robinson entered into an Employment Agreement with SPO, dated July 1, 2012, under which he is employed as the chief financial officer of SPO. In performing his duties, Mr. Robinson reports to the chief executive officer and board of directors of SPO. His duties are to be determined by the board of directors and include those normally associated with the position of chief financial officer. Subject to provisions of applicable law which permit termination for cause, Mr. Robinson’s appointment may be terminated either by SPO or by Mr. Robinson on not less than three months’ prior written notice to the other. Effective January 1, 2015 Mr. Robinson’s remuneration from SPO is CHF 318,000 (approximately $348,000) per annum payable in equal monthly installments and is to be reviewed annually by the board of directors with a view to granting inflation-related or other increases. In addition, the employer agrees to make contributions for social security and other compulsory expenses, plus the cost of certain airfare, and other local travel expenses in Switzerland. Mr. Robinson also is entitled to receive an allowance of CHF 500 (approximately $600) per month. The agreement further provides that Mr. Robinson may not disclose any of SPO’s confidential information or other trade secrets.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised option held by each of the named executive officers as of December 31, 2014:

Option Awards

	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Stock Option	Stock Option
Name	Exercisable	Unexercisable	Exercise Price	Expiration Date
Guy R. Kebble, Director, President and Chief Executive Officer	70,000	30,000	0.89	11/11/2023

Stephen M. Robinson, Director and Chief Financial Officer	70,000	30,000	0.89	11/11/2023

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

The Plan terminates on December 9, 2022.

Director Compensation

We have not yet determined any policy for the payment of compensation to our directors in their capacities as directors. Our directors received no compensation in their capacity as such during 2013 or 2014. We may make grants of options from time to time under the 2012 Stock Plan to our directors in addition to those grants made in November 2013.

Our directors have been, and will continue to be, reimbursed for the reasonable out-of-pocket costs incurred by them in connection with travel to and from board meetings.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Exchange Act) of our outstanding Common Stock as of December 31, 2014 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 402(m) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group.  Shares of our common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of the date of the Share Exchange are deemed to be beneficially owned and outstanding for purposes of computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person.  An asterisk (*) denotes less than 1%.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent Beneficially Owned (1)

Guy Kebble P.O. Box 71 Milnerton Cape Town South Africa, 7435	1,070,000	(2)	2.3%

Stephen Robinson Dammstrasse 19, CH-6301, Zug, Switzerland	853,637	(3)	1.8%
All Officers and Directors as a Group	1,923,637		4.1%

(1)	Based on the sum of (a) 47,345,816 shares issued and outstanding as of December 31, 2013, and (b) as to each listed beneficial owner, any additional rights to acquire shares of our Common Stock that are exercisable within the 60 days after December 31, 2013.

(2)	Includes options to purchase 70,000 shares of our Common Stock granted to Mr Kebble under our 2012 Stock Plan, which are currently exercisable.

(3)	Includes options to purchase 70,000 shares of our Common Stock granted to Mr Robinson under our 2012 Stock Plan, which are currently exercisable.

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

Quarter and Year	Amount of Advance

2nd Quarter 2011	$1,686,815
3rd Quarter 2011	$370,000
4th Quarter 2011	$1,084,523
1st Quarter 2012	$894,500
2nd Quarter 2012	$1,043,500
3rd Quarter 2012	$-
4th Quarter 2012	$-
Total	$5,079,338

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

Regency also agreed to purchase 600,000 shares of our Common Stock under the Share Purchase Agreement, dated November 22, 2013. On November 22, 2013, Regency purchased 170,000 shares of our Common Stock for an aggregate price of $170,000. On each of December 6 and 18, 2013. Regency purchased an additional 90,000 shares of our Common Stock under this agreement for an aggregate purchase price of $180,000, and on December 30, 2013, Regency purchased an additional 200,000 shares of our Common Stock for an aggregate purchase price of $200,000. Under the November 22, 2013 agreement, Regency had the right to purchase 50,000 shares of our Common Stock through January 31, 2014 at a purchase price which is the greater of $1.00 per share and 92% of the volume weighted average price for the twenty trading days ending on the third trading day prior to the date of the purchase. The November 22, 2013 Share Purchase Agreement included registration provisions that are substantially identical with those in the Share Purchase Agreement, dated as of October 25, 2013, with Regency.

During 2014 we amended the November 22, 2013 Share Purchase Agreement three times. On February 13, 2014, we amended the November 22, 2013 Share Purchase Agreement to grant Regency the option to purchase an additional 500,000 shares of our Common Stock. On March 19, 2014, we amended the November 22, 2013 Share Purchase Agreement to grant Regency the option to purchase an additional 1,000,000 shares of our Common Stock prior to March 31, 2014. On June 24, 2014 we amended the November 22, 2013 Share Purchase Agreement to extend the expiration date of Regency’s option to June 30, 2014. During the first quarter of 2014, Regency purchased 615,000 shares of our Common Stock. During the second quarter of 2014, Regency purchased 250,000 shares. During the third quarter of 2014, Regency purchased 141,250 shares. All purchases were priced at $1.00 per share.

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

Transactions with Trinity and Affiliates

We believe that during 2013 and parts of 2014 Trinity was the beneficial owner of 7,246,000, or 17.5%,  of the shares of our Common Stock as of December 31, 2013, after including as beneficially owned 900,000 shares of our Common Stock referred to under “Item 13. Certain Relationships and Related Transactions—Transactions with Trinity Asset Management Limited and Affiliates—TAMIL Share Purchase Agreement.” See “Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.” We now believe that because of changes to its authority to vote and dispose of shares of our Common Stock, it no longer beneficially owns 5% or more of shares of our Common Stock.

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

During the first quarter of 2014, TAMIL purchased 184,825 shares of our Common Stock.

The shares purchased and to be purchased by TAMIL under the TAMIL Share Purchase Agreement are restricted shares and bear a restrictive legend. In conjunction with the TAMIL Share Purchase Agreement, we and TAMIL entered into a separate registration rights agreement which provides that, within 60 days after the date when TAMIL has purchased all of the shares required to be purchased under the TAMIL Share Purchase Agreement, we will file a registration statement for the resale of the shares sold under that agreement.

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

Agreement for Subscription of Shares dated May 20, 2014

On May 20, 2014 we and Trinity entered into the Agreement for the Subscription of Shares (the “May 2014 Trinity Subscription Agreement”). Under the May 2014 Trinity Subscription Agreement, Trinity agreed to arrange, from time to time until July 30, 2014, for persons that desired to subscribe for shares of our Common Stock to tender and deliver to us separate written offers to purchase up to 850,000 shares of our Common Stock. Upon our receipt of an offer from a subscriber, if we accepted the offer we were obligated to notify Trinity of our acceptance and to issue to the subscriber named in the offer the shares of our Common Stock that were subscribed for against payment of the purchase price for the shares. On July 24, 2014, we and Trinity extended the date by which it could arrange for subscriptions to September 30, 2014.

Trinity entered into the May 2014 Trinity Subscription Agreement in part to obtain our release of TAMIL from its obligations under the TAMIL Share Purchase Agreement. As noted above, under the TAMIL Share Purchase Agreement, TAMIL was obligated to purchase 900,000 shares of our Common Stock and had purchased only 184,825 shares prior to the termination of the Share Purchase Agreement on March 25, 2014. As part of the May 2014 Trinity Subscription Agreement, upon the issue, sale and delivery of all of the 850,000 shares available for subscription under the May 2014 Trinity Subscription Agreement, TAMIL was to have been released from its obligations under the TAMIL Share Purchase Agreement. During 2014 Trinity did not arrange any offers to subscribe for shares of our Common Stock under the May 2014 Trinity Subscription Agreement or otherwise.

Trinity Purchases from XOptics and Regency

We believe that, during 2013, Trinity acquired 1,750,000 shares of our Common Stock from XOptics and Regency. The shares acquired from Regency have the benefit of the registration rights that we granted to Trinity in the applicable purchase agreements and related agreements. We further believe that Regency applied a substantial amount of the proceeds from resales it made to Trinity to Regency’s purchases of shares of our Common Stock from us. We are not aware of any purchases by Trinity from Regency during 2014.

Acquisition of SPHSA

On June 12, 2013, we completed the acquisition of SPHSA and SPHSA’s wholly-owned subsidiary, SPMSA. The terms and conditions of the acquisition were set forth in the Acquisition Agreement, dated August 16, 2012 (the “Acquisition Agreement”), between our subsidiary, SPI, and SPHSA. On December 12, 2012, as part of the Share Exchange, we assumed the obligations of SPI under the Acquisition Agreement. As a result of acquisition, both SPHSA and SPMSA have become our wholly-owned subsidiaries. The financial statements of SPHSA and SPMSA will be fully consolidated with our financial statements, beginning with our financial statements for the quarter ended June 30, 2013. In addition, we have been able to directly control the intellectual property of these entities.

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

Minaurum Share Purchase Agreement

On September 2, 2013, we entered into the Share Purchase Agreement, dated that July 25, 2013, with Minaurum Limited (“Minaurum”), an existing shareholder, for the purchase of 100,000 shares of our Common Stock at an aggregate price of $100,000. Minaurum performed its obligations under the agreement by purchasing the shares upon full execution of the agreement. We also entered into a Registration Rights Agreement, dated the same date, with Minaurum, under which we are obligated to file with the Commission a registration statement for the resale of the shares of our Common Stock that we issued to Minaurum and to use our best efforts to cause that registration to become effective as promptly as possible after its filing. We filed such registration statement on Form S-1 on February 3, 2014, which registration statement has not yet been declared effective. We also are obligated to use our reasonable best efforts to keep the registration statement that we have filed continuously effective until all of the shares covered by the registration statement have been sold or may be sold under Rule 144 without volume or manner of sale restrictions, including the filing of such post-effective amendments as may be necessary. The Registration Rights Agreement provides that we are to bear all fees and expenses incident to the performance of or compliance with the agreement whether or not any shares are sold pursuant to the registration statement. These costs and expenses include all registration and filing fees (including the fees and expenses of our counsel and independent certified public accountants), as well as all internal expenses incurred in connection with the registration. In addition, if prior to filing the required registration statement, we file a registration statement for the resale by other shareholders of shares of our Common Stock, including that which we are required to file for the former shareholders of SPHSA under the terms of the Acquisition Agreement referred to below under “Item 13. Certain Relationships and Related Transactions—Financing Agreements with Other Persons—Acquisition of SPHSA,” we are required to notify Minaurum Limited of our determination to file a registration statement and include in the registration statement any shares purchased by Minaurum that Minaurum requests.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

RSSM CPA LLP (“RSSM”), formerly known as Rosen Seymour Shapss Martin & Company LLP, served as the our independent registered public accounting firm for the fiscal years ended December 31, 2012, 2013 and 2014 and is expected to serve in that capacity for the 2015 fiscal year. RSSM served as the independent certified public accounting firm for SPI for 2011 and 2012. Total principal accounting fees for professional services rendered by RSSM for the twelve months ended December 31, 2014 and December 31, 2013, are summarized as follows:

	Fiscal 2014	Fiscal 2013

Audit	$117,500	$253,224
Tax	—	—
Total	$117,500	$253,224

Audit Fees.   RSSM’s 2014 audit fees were for professional services rendered in connection with the audit of SurePure’s 2014 consolidated financial statements included in this annual report on Form 10-K and RSSM’s review of our quarterly financial statements during 2014. RSSM’s 2013 audit fees were for professional services rendered in connection with the audit of SurePure’s 2013 consolidated financial statements included in this annual report on Form 10-K and RSSM’s review of our quarterly financial statements during 2013.

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

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

Financial Statement Schedules

Required information is included in the footnotes to the Consolidated Financial Statements.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of SurePure, Inc., as amended. (1)

3.2	Bylaws of SurePure, Inc. (2)

10.2	Amended and Restated Share Exchange Agreement, dated December 12, 2012, by and among SurePure, Inc. (formerly SOEFL Inc.), XOptics (PTY) Limited and the holders of all shares in SurePure Investment Holdings AG (3)

10.3	Acquisition Agreement, dated August 16, 2012, between SurePure Investment Holding AG and SurePure Holdings South Africa (Pty) Ltd. (3)

10.4	Amendment to Acquisition Agreement, dated November 26, 2012 (3)

10.5	2012 Nonqualified Stock Option Plan. (3)

10.6	Subscription Agreement, dated July 23, 2012, between SurePure Investment Holding AG and Trinity Investment Management (Pte) Limited. (3)

10.7	Termination Letter, dated November 22, 2012, from SurePure Investment Holding AG to Trinity Investment Management (Pte) Limited. (3)

10.8	Employment Agreement dated July 1, 2012, between SurePure Marketing South Africa Ltd. and Guy Kebble. (3)

10.9	Consulting Agreement, dated July 1, 2012, between SurePure Operations AG and Guy Kebble. (3)

10.10	Employment Agreement, dated July 1, 2012, between SurePure Operations AG and Stephen Robinson. (3)

10.11	Employment Agreement dated July 1, 2012, between SurePure Marketing South Africa Ltd. and Stephen Miller. (3)

10.12	Consulting Agreement, dated July 1, 2012, between SurePure Operations AG and Stephen Miller. (3)

10.13	Agreement of Lease dated February 8, 2012, between Anglo African Development (Pty) Ltd. and SurePure Marketing South Africa (Pty) Ltd., effective March 1, 2012 until February 28, 2014, for the premises located at One Lagoon Beach, Unit 204, Lagoon Beach Milnerton, South Africa. (3)

10.14	Memorandum of Agreement of Lease, dated April 25, 2012, between HY Jack Property Holdings CC and SurePure Marketing South Africa Ltd., effective May 1, 2008, for the premises located at 4 Acteon Street, Unit 2, Paarden Eiland, South Africa. (3)

10.15	Agreement of Extension of Lease, dated April 19, 2012, between HY Jack Property Holdings CC and SurePure Marketing South Africa Ltd, effective January 5, 2012 until November 11, 2012, for the premises located at 4 Acteon Street, Unit 2, Paarden Eiland, South Africa. (3)

10.17	Form of Indemnification Agreement. (3)

10.18	Subscription Agreement, dated November 26, 2012, between SurePure Investment Holding AG and RD Active Capital Limited. (4)

10.19	Share Purchase Agreement, dated May 24, 2013, between SurePure, Inc. and Trinity Asset Management (Proprietary) Ltd. (5)

10.20	Waiver under the Share Purchase Agreement, dated May 24, 2013, between SurePure, Inc. and Trinity Asset Management (Proprietary) Ltd. (6)

10.21	Share Purchase Agreement, dated as of July 25, 2013, between SurePure, Inc. and MinAurum Limited. (7)

10.22	Registration Rights Agreement, dated as of July 25, 2013, between SurePure, Inc. and MinAurum Limited. (7)

10.23	Share Purchase Agreement, dated as of July 25, 2013, between SurePure, Inc. and Regency Capital Corporation. (7)

10.24	Registration Rights Agreement, dated as of July 25, 2013, between SurePure, Inc. and Regency Capital Corporation. (7)
10.25	Share Purchase Agreement, dated as of September 19. 2013, between SurePure, Inc. and Trinity Asset Management International Limited (8)

10.26	Registration Rights Agreement, dated as of September 19. 2013, between SurePure, Inc. and Trinity Asset Management International Limited. (8)

10.27	Share Purchase Agreement, dated as of October 25, 2013, between SurePure, Inc. and Regency Capital Corporation. (9)

10.28	Amendment, dated as of November 7, 2013, to the Share Purchase Agreement, dated as of September 19. 2013, between SurePure, Inc. and Trinity Asset Management International Limited. (10)

10.29	Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (11)

10.30	Amendment, dated February 13, 2014, to the Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (13)

10.31	Second Amendment, dated March 19, 2014, to the Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (14)

10.32	Agreement for the Subscription of Shares, dated as of May 20, 2014, between SurePure, Inc. and Trinity Asset Management (Proprietary) Limited (15)

10.33	Lease Agreement, dated May 20, 2014, between Southern African Landmark Properties CC and SurePure Marketing South Africa (Pty) Ltd. (15)

10.34	Third Amendment, dated June 26, 2014, to the Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (16)

10.35	Securities Purchase Agreement, dated June 23, 2014, between the Company and Peak One (17)

10.36	Debenture, issued June 23, 2014 by the Company to Peak One (17)

10.37	Registration Rights Agreement, dated June 23, 2014, between the Company and Peak One (17)

10.38	Guaranty Agreement, dated June 23, 2014, among SurePure Investment Holdings, AG, SurePure Operations, AG, SurePure Participations, AG, SurePure Holdings South Africa (Pty) Limited, SurePure Marketing South Africa (Pty) Limited and Peak One (17)

10.39	Amendment, dated July 24, 2014, to the Agreement for the Subscription of Shares, dated as of May 20, 2014, between SurePure, Inc. and Trinity Asset Management (Proprietary) Limited (18)

16.2	Letter from Seale & Beers, CPAs, dated December 21, 2012, to the Securities and Exchange Commission (12)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from SurePure, Inc. Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 and August 24, 2005 (inception) to December 31, 2013, (iii) Consolidated Statements of Other Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013 and August 24, 2005 (inception) to December 31, 2014, (iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2013 and 2012, and (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 and August 24, 2005 (inception) to December 31, 2014 and (v) Notes to Consolidated Financial Statements.

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

(7) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 5, 2013.

(8) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 26, 2013

(9) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 30, 2013

(10) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 12, 2013

(11) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 25, 2013

(12) Incorporated herein by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on December 21, 2012.

(13) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2014.

(14) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2014.

(15) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2014.

(16) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2014.

(17) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2014.

(18) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2014.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy R. Kebble	Chief Executive Officer; Director	March 30, 2015
Guy R. Kebble	(Principal Executive Officer)

/s/ Stephen M. Robinson	Chief Financial Officer; Director	March 30, 2015
Stephen M. Robinson	(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of, or are incorporated by reference into, this annual report on Form 10-K:

Exhibit No.	Description
3.1	Articles of Incorporation of SurePure, Inc., as amended. (1)

3.2	Bylaws of SurePure, Inc. (2)

10.2	Amended and Restated Share Exchange Agreement, dated December 12, 2012, by and among SurePure, Inc. (formerly SOEFL Inc.), XOptics (PTY) Limited and the holders of all shares in SurePure Investment Holdings AG (3)

10.3	Acquisition Agreement, dated August 16, 2012, between SurePure Investment Holding AG and SurePure Holdings South Africa (Pty) Ltd. (3)

10.4	Amendment to Acquisition Agreement, dated November 26, 2012 (3)

10.5	2012 Nonqualified Stock Option Plan. (3)

10.6	Subscription Agreement, dated July 23, 2012, between SurePure Investment Holding AG and Trinity Investment Management (Pte) Limited. (3)

10.7	Termination Letter, dated November 22, 2012, from SurePure Investment Holding AG to Trinity Investment Management (Pte) Limited. (3)

10.8	Employment Agreement dated July 1, 2012, between SurePure Marketing South Africa Ltd. and Guy Kebble. (3)

10.9	Consulting Agreement, dated July 1, 2012, between SurePure Operations AG and Guy Kebble. (3)

10.10	Employment Agreement, dated July 1, 2012, between SurePure Operations AG and Stephen Robinson. (3)

10.11	Employment Agreement dated July 1, 2012, between SurePure Marketing South Africa Ltd. and Stephen Miller. (3)

10.12	Consulting Agreement, dated July 1, 2012, between SurePure Operations AG and Stephen Miller. (3)

10.13	Agreement of Lease dated February 8, 2012, between Anglo African Development (Pty) Ltd. and SurePure Marketing South Africa (Pty) Ltd., effective March 1, 2012 until February 28, 2014, for the premises located at One Lagoon Beach, Unit 204, Lagoon Beach Milnerton, South Africa. (3)

10.14	Memorandum of Agreement of Lease, dated April 25, 2012, between HY Jack Property Holdings CC and SurePure Marketing South Africa Ltd., effective May 1, 2008, for the premises located at 4 Acteon Street, Unit 2, Paarden Eiland, South Africa. (3)

10.15	Agreement of Extension of Lease, dated April 19, 2012, between HY Jack Property Holdings CC and SurePure Marketing South Africa Ltd, effective January 5, 2012 until November 11, 2012, for the premises located at 4 Acteon Street, Unit 2, Paarden Eiland, South Africa. (3)

10.17	Form of Indemnification Agreement. (3)

10.18	Subscription Agreement, dated November 26, 2012, between SurePure Investment Holding AG and RD Active Capital Limited. (4)

10.19	Share Purchase Agreement, dated May 24, 2013, between SurePure, Inc. and Trinity Asset Management (Proprietary) Ltd. (5)

10.20	Waiver under the Share Purchase Agreement, dated May 24, 2013, between SurePure, Inc. and Trinity Asset Management (Proprietary) Ltd. (6)

10.21	Share Purchase Agreement, dated as of July 25, 2013, between SurePure, Inc. and MinAurum Limited. (7)

10.22	Registration Rights Agreement, dated as of July 25, 2013, between SurePure, Inc. and MinAurum Limited. (7)

10.23	Share Purchase Agreement, dated as of July 25, 2013, between SurePure, Inc. and Regency Capital Corporation. (7)

10.24	Registration Rights Agreement, dated as of July 25, 2013, between SurePure, Inc. and Regency Capital Corporation. (7)

10.25	Share Purchase Agreement, dated as of September 19. 2013, between SurePure, Inc. and Trinity Asset Management International Limited (8)

10.26	Registration Rights Agreement, dated as of September 19. 2013, between SurePure, Inc. and Trinity Asset Management International Limited. (8)

10.27	Share Purchase Agreement, dated as of October 25, 2013, between SurePure, Inc. and Regency Capital Corporation. (9)

10.28	Amendment, dated as of November 7, 2013, to the Share Purchase Agreement, dated as of September 19. 2013, between SurePure, Inc. and Trinity Asset Management International Limited. (10)

10.29	Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (11)

10.30	Amendment, dated February 13, 2014, to the Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (13)

10.31	Second Amendment, dated March 19, 2014, to the Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (14)

10.32	Agreement for the Subscription of Shares, dated as of May 20, 2014, between SurePure, Inc. and Trinity Asset Management (Proprietary) Limited (15)

10.33	Lease Agreement, dated May 20, 2014, between Southern African Landmark Properties CC and SurePure Marketing South Africa (Pty) Ltd. (15)

10.34	Third Amendment, dated June 26, 2014, to the Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (16)

10.35	Securities Purchase Agreement, dated June 23, 2014, between the Company and Peak One (17)

10.36	Debenture, issued June 23, 2014 by the Company to Peak One (17)

10.37	Registration Rights Agreement, dated June 23, 2014, between the Company and Peak One (17)

10.38	Guaranty Agreement, dated June 23, 2014, among SurePure Investment Holdings, AG, SurePure Operations, AG, SurePure Participations, AG, SurePure Holdings South Africa (Pty) Limited, SurePure Marketing South Africa (Pty) Limited and Peak One (17)

10.39	Amendment, dated July 24, 2014, to the Agreement for the Subscription of Shares, dated as of May 20, 2014, between SurePure, Inc. and Trinity Asset Management (Proprietary) Limited (18)

16.2	Letter from Seale & Beers, CPAs, dated December 21, 2012, to the Securities and Exchange Commission. (12)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from SurePure, Inc. Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 and August 24, 2005 (inception) to December 31, 2014, (iii) Consolidated Statements of Other Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013 and August 24, 2005 (inception) to December 31, 2014, (iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2013 and 2012, and (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 and August 24, 2005 (inception) to December 31, 2014 and (v) Notes to Consolidated Financial Statements.

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

(3) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2012.

(4) Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2013.

(5) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 29, 2013.

(6) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2013.

(7) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 5, 2013.

(8) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 26, 2013.

(9) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 30, 2013.

(10) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 12, 2013.

(11) Incorporated by reference to the Company’s Current Report on Form8-K filed with the Commission on November 25, 2013.

(12) Incorporated herein by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on December 21, 2012.

(13) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2014

(14) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2014

(15) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2014

(16) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2014

(17) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2014.

(18) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2014.

* Filed herewith

** Furnished herewith

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Financial Statements

Years Ended December 31, 2014 and 2013 and

From August 24, 2005 (inception) to December 31, 2014

SUREPURE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONTENTS

Page

Consolidated Financial Statements

Report of Independent Registered Public Accountants	F-2

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-3

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 and for the period from August 24, 2005 (inception) to December 31, 2014	F-4

Consolidated Statements of Other Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013 and for the period from August 24, 2005 (inception) to December 31, 2014	F-5

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2014 and 2013	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 and for the period from August 24, 2005 (inception) to December 31, 2014	F-8

Notes to Consolidated Financial Statements	F-9 to F-28

Report of Independent Registered Public Accounting Firm

Board of Directors

SurePure Inc. and Subsidiaries

New York, New York

We have audited the accompanying consolidated balance sheets of SurePure, Inc. and Subsidiaries (“SurePure” or the “Company”) (a development stage company) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit, other comprehensive income (loss) and cash flows for each of the years in the two-year period ended December 31, 2014, and for the period from August 24, 2005 (inception) to December 31, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SurePure, Inc. and Subsidiaries at December 31, 2014 and 2013, and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended December 31, 2014, and for the period from August 24, 2005 (inception) to December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/RSSM CPA LLP

CERTIFIED PUBLIC ACCOUNTANTS

New York, New York

March 30, 2015

SUREPURE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

	December 31, 2014	December 31, 2013

Assets

Current assets:
Cash	$526	$20,870
Accounts receivable	16,800	29,029
Prepaid expenses and other current assets	406,280	156,382
Total current assets	423,606	206,281

Property and equipment, net	-	-

Other assets:
Intangible assets, net	95,622	112,290
Total other assets	95,622	112,290

Total assets	$519,228	$318,571

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and other current liabilities	$1,252,203	$703,421
Customer deposits	412,703	10,000
Due to officers/stockholders	1,148,085	725,699
Income taxes payable	480	533
Loan payable	265,522	231,490

Total current liabilities	3,078,993	1,671,143

Total liabilities	3,078,993	1,671,143

Stockholders' equity (deficit):
Common stock, $.001 par value, 200,000,000 shares authorized, 47,345,816 shares issued and outstanding (39,937,432 shares issued and outstanding at December 31, 2013)	47,346	39,937
Preferred stock, $.01 par values, 31,155,282 shares authorized, 14,800,000 shares issued and outstanding (19,800,000 shares issued and outstanding at December 31, 2013)	148,000	198,000
Additional paid-in capital	30,570,760	28,728,466
Other comprehensive income	999,456	907,756
Deficit accumulated	(34,325,327)	(31,226,731)
Total stockholders' equity (deficit)	(2,559,765)	(1,352,572)

Total liabilities and stockholders' equity (deficit)	$519,228	$318,571

See notes to Consolidated Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2014 AND 2013

AND CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO DECEMBER 31, 2014

			Cumulative
			From
			August 24,
	Year Ended		2005
	December 31,		(inception) to
	2014	2013	December 31, 2014

Revenue	$557,341	$170,838	$2,992,589

Cost of revenue	249,523	8,602	1,795,621

Gross profit	307,818	162,236	1,196,968

Expenses:
General and administrative expenses (includes equity-based compensation of $136,568, $151,053, and $287,621, respectively)	2,959,571	4,020,530	27,372,608
Promotion and marketing	58,467	165,355	815,208
Research and development	192,870	227,011	4,049,181
Depreciation and amortization	16,668	21,283	214,050
Impairment of patent	-	-	537,631

Total expenses	3,227,576	4,434,179	32,988,678

Loss from operations	(2,919,758)	(4,271,943)	(31,791,710)

Other income (expense):
Interest income	11	2,033	373,902
Interest expense	(178,849)	(152,097)	(2,788,172)
Exchange rate gains and losses	-	2,885	(22,502)
Loss on disposition of fixed assets	-	-	(64,172)

Total other (expense) income	(178,838)	(147,179)	(2,500,944)

Loss before provision for taxes	(3,098,596)	(4,419,122)	(34,292,654)

Provision for income taxes	-	-	32,673

Net loss	(3,098,596)	(4,419,122)	(34,325,327)

Net loss attributable to non-controlling interest	-	(17,653)	(1,633,120)

Net loss attributable to SurePure	$(3,098,596)	$(4,401,469)	$(32,692,207)

Loss per share – basic and diluted attributable
to SurePure common stockholders	$(0.07)	$(0.14)	$(1.10)

Weighted average shares outstanding -
basic and diluted	44,931,481	31,780,016	29,832,060

See notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

YEARS ENDED SEPTEMBER 31, 2014 AND 2013

AND CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO DECEMBER 31, 2014

			Cumulative
			From
			August 24,
	Years Ended		2005
	December 31,		(inception) to
	2014	2013	December 30, 2014

Net loss	$(3,098,596)	$(4,419,122)	$(34,325,327)

Other comprehensive income, net of tax

Unrealized gain on foreign currency translation	91,700	461,073	999,456

Comprehensive loss	(3,006,896)	(3,958,049)	(33,325,871)

Less: Comprehensive (loss) attributable to noncontrolling interest	-	122,083	(1,407,165)

Comprehensive loss attributable to SurePure, net of tax	$(3,006,896)	$(4,080,132)	$(31,918,706)

See notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO DECEMBER 31, 2014

						Equity in			Accumulated
	Common	Range of			Additional	Variable	Retained		Other	Stock
	Shares	Price Per	Common	Preferred	Paid-in	Interest	Earnings	Noncontrolling	Comprehensive	Subscription
	Issued	Share	Stock	Stock	Capital	Entities	(Deficit)	Interest	Income	Receivable	Total

August 24, 2005 – inception	-		$-	$-	$-	$-	$-	$-	$-	$-	$-

Issuances of common stock:
2007	18,360,000	$0.01	173,832								173,832
2007	2,040,000	$2.45	19,314		4,980,686						5,000,000

2008	2,781,965	$0.01	26,340								26,340
2008	367,200	$2.45	3,477		896,523						900,000

2009	323,050	$.01 to $2.60	3,113		836,887						840,000
Total from issuance of common stock	23,872,215		226,076		6,714,096						6,940,172

Imputed interest on stockholder loans					1,187,154						1,187,154

Net income (loss) for the period from August 24, 2005 (inception) to December 31, 2009							(12,815,358)		74,127		(12,741,231)

Equity of VIE's prior to January 1, 2010	-		-		-	1,004,150	-	(1,202,762)	-	(42,141)	(240,753)

Balances-December 31, 2009	23,872,215		226,076		7,901,250	1,004,150	(12,815,358)	(1,202,762)	74,127	(42,141)	(4,854,658)

2010	1,390,130	$1.00	14,775		-						14,775
2010	225,000	$2.00	2,392		447,608						450,000
2010	974,870	$2.60	10,362		2,524,301						2,534,663
2010	360,000	$2.85	3,826		1,022,174						1,026,000

Imputed interest on stockholder loans					380,664						380,664

Net (loss) for the year							(4,066,384)	(70,123)			(4,136,507)

Unrealized (loss) on foreign currency translation adjustment	-		-		-	-	-	(152,250)	(403,381)	-	(555,631)

Balances-December 31, 2010 (audited)	26,822,215		257,431		12,275,997	1,004,150	(16,881,742)	(1,425,135)	(329,254)	(42,141)	(5,140,694)

Conversion of stockholders loans to additional paid-in capital					1,376,229						1,376,229

Imputed interest on stockholder loans					415,705						415,705

Net (loss) income for the year							(4,009,727)	(41,235)			(4,050,962)

Unrealized gain on foreign currency translation adjustment	-		-	-	-	-	-	210,058	593,256	-	803,314

Balances-December 31, 2011 (audited)	26,822,215		257,431		14,067,931	1,004,150	(20,891,469)	(1,256,312)	264,002	(42,141)	(6,596,408)

Issuance of common stock, pre-merger	2,500,000	$1.00	25,501		2,474,499						2,500,000

Conversion of stockholder loans	7,378,416	$.50	75,206		3,614,002						3,689,208

Imputed interest on stockholder loans					380,414						380,414

Adjustment for reverse merger	(13,393,447)		(334,831)	226,654	149,206	(83,170)				42,141	-

Issuance of common stock, post-merger	235,000	$1.00	235		234,765						235,000

Net (loss) for the year							(4,300,673)	(117,786)			(4,418,459)

Unrealized gain on foreign currency translation adjustment	-		-	-	-	-	-	38,409	96,462	-	134,871

Balances-December 31, 2012 (audited)	23,542,184		23,542	226,654	20,920,817	920,980	(25,192,142)	(1,335,689)	360,464	-	(4,075,374)

Issuance of common stock for cash	3,237,318	$1.00	3,237		3,234,081						3,237,318

Imputed interest on stockholder loans					105,925						105,925

Conversion of preferred stock to common stock	2,865,447		2,865	(28,654)	25,789						-

Conversion of other loans payable to common stock	222,672	$1.00	223		222,449						222,672

Issuance of common stock for consulting services	205,000		205		190,295						190,500

Conversion of stockholders loans to former VIE to common stock	6,864,811		6,865		2,766,519						2,773,384

SUREPURE INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO DECEMBER 31, 2014

						Equity in			Accumulated
	Common	Range of			Additional	Variable	Retained		Other	Stock
	Shares	Price Per	Common	Preferred	Paid-in	Interest	Earnings	Noncontrolling	Comprehensive	Subscription
	Issued	Share	Stock	Stock	Capital	Entities	(Deficit)	Interest	Income	Receivable	Total
Adjustment to reflect acquisition of former VIE's	3,000,000		3,000		1,111,538	(920,980)	(1,633,120)	1,213,606	225,956	-	-

Equity-based compensation					151,053						151,053

Net (loss) for the year							(4,401,469)	(17,653)			(4,419,122)

Unrealized gain on foreign currency translation adjustment	-		-	-	-	-	-	139,736	321,336	-	461,072

Balances- December 31, 2013 (audited)	39,937,432		39,937	198,000	28,728,466	-	(31,226,731)	-	907,756	-	(1,352,572)

Issuance of common stock for cash	1,191,075	$1.00	1,192		1,189,884						1,191,076

Conversion of preferred stock to common stock	5,000,000		5,000	(50,000)	45,000						-

Issuance of common stock for consulting services	180,000		180		77,821						78,001

Issuance of common stock to settle liabilities	575,000		575		229,425						230,000

Issuance of common stock in connection with sale of convertible debentures	462,309		462		96,288						96,750

Beneficial conversion feature of convertible debentures					67,308						67,308

Equity-based compensation					136,568						136,568

Net (loss) for the year							(3,098,596)				(3,098,596)

Unrealized gain on foreign currency translation adjustment	-		-	-	-	-	-	-	91,700		91,700

Balances- December 31, 2014 (audited)	47,345,816		$47,346	$148,000	$30,570,760	$-	$(34,325,327)	$-	$999,456	$-	$(2,559,765)

See notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014 AND 2013

AND CUMULATIVE FROM AUGUST 24, 2005 (INCEPTION) TO DECEMBER 31, 2014

			Cumulative From
	Years Ended		August 24, 2005
	December 31,		(inception) to
	2014	2013	December 31, 2014

Cash from operating activities:
Net loss	$(3,098,596)	$(4,419,122)	$(34,325,327)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	16,668	21,283	214,050
Non-cash interest expense and loan costs	191,344	-	191,344
Impairment of patent	-	-	537,631
Loss on sale of property and equipment	-	-	64,172
Imputed interest on stockholders loans	-	105,925	2,469,862
Issuance of common stock for consulting services	78,000	190,500	268,500
Equity-based compensation	136,568	151,053	287,621
Changes in assets and liabilities:			-
Accounts receivable	12,229	(9,081)	(16,800)
Prepaid expenses and other current assets	(249,898)	(17,736)	(406,280)
Accounts payable and other current liabilities	624,137	(87,509)	1,327,558
Customer deposits payable	402,703		412,703
Due to officers/stockholders	572,386	478,440	1,298,085
Income taxes payable	(53)	124	480

Total cash used in operating activities	(1,314,512)	(3,586,123)	(27,676,401)

Cash from investing activities:
Purchase of property and equipment	-	-	(181,760)
Proceeds from sales of property and equipment	-	-	16,860
Acquisition of patents	-	-	(746,576)

Total cash used in investing activities	-	-	(911,476)

Cash from financing activities:
Proceeds from issuance of equity	1,191,077	3,237,318	18,086,864
Proceeds from issuance of convertible debt	37,500	-	37,500
Proceeds from equity of former variable interest entities	-	-	83,309
Proceeds from loans from stockholders	-	-	9,421,605
Proceeds from other loans payable	-	234,612	454,161

Total cash provided by financing activities	1,228,577	3,471,930	28,083,439

Effect of exchange rate changes on cash and cash equivalents	65,591	(7,310)	504,964

Net (decrease) increase in cash	(20,344)	(121,503)	526

Cash, beginning of period	20,870	142,373	-

Cash, end of period	$526	$20,870	$526

Supplemental disclosures:
Interest paid	$-	$1,309	$70,005

Income taxes paid	$-	$-	$32,673

Conversion of stockholders' and other loans to equity	$-	$2,996,056	$8,061,493

Conversion of other loans payable to stockholders' loans	$-	$-	$300,000

Conversion of stockholders' loans to equity of former variable interest entities	$-	$-	$1,114,400
			-
Imputed interest on stockholders' loans reported as an increase to additional paid-in capital	$-	$105,925	$2,469,862

Conversion of equity of former variable interest entities to equity of company	$-	$1,114,539	$1,114,539

Conversion of preferred stock to common stock and additional paid-in capital	$50,000	$28,654	$78,654

Issuance of common stock in connection with issuance of convertible debentures	$36,750	$-	$36,750

See notes to Consolidated Financial Statements.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014 and 2013

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

On June 12, 2013, we completed the acquisition of SPHSA and SPHSA’s wholly-owned subsidiary, SPMSA both incorporated in 2005. The terms and conditions of the acquisition were set forth in the Acquisition Agreement, dated August 16, 2012 (the “Acquisition Agreement”), between our subsidiary, SPI, and SPHSA. On December 12, 2012, as part of the Share Exchange, we assumed the obligations of SPI under the Acquisition Agreement. As a result of acquisition, both SPHSA and SPMSA have become our wholly-owned subsidiaries.

Under the Share Exchange, each share of the capital stock of SPI was exchanged for one share of SurePure US common stock, par value $.001 per share (“Common Stock”), and, in the case of one shareholder of SPI, one share of Nonvoting Convertible Preferred Stock, par value $.01 per share (the “Nonvoting Convertible Preferred Stock”).

The Group has developed technology for using shortwave ultraviolet light (“UV-C”) to purify turbid liquids such as wine, fruit juice and milk. Although initially designed to treat food-grade applications, it has successfully been applied to liquids such as dairy products for animal consumption, protein products, bovine blood plasma, water, brines and sugar syrup solutions. The Group holds patents in 66 countries for this technology. The Group has been engaged in raising capital, continuing research and development of its technologies and developing markets for its products.

Basis of Presentation and Consolidation

The accompanying audited consolidated financial statements of the Company and subsidiaries have been prepared in accordance accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s wholly-owned subsidiaries are as follows:

• SurePure Investment Holding AG (“SPI”), which holds the investment in SPO;

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

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014 and 2013

• SurePure Holdings South Africa (Pty) Ltd. and its wholly-owned subsidiary, SurePure Marketing South Africa (Pty) Ltd. (“SPMSA”), which holds the South African patent, manufacture the products of the Group and earn revenue from selling or otherwise distributing equipment utilizing the Group’s technology. Formerly VIE’s, these entities became subsidiaries as a result of their acquisition on June 12, 2013; and

• SurePure Latin America Maqinas de Purificasao UVC Ltda. (“SPLAM”), which conducts no operations currently.

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

Reclassification

Certain previously reported amounts have been reclassified to conform to the presentation used in the December 31, 2014 financial statements.

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

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014 and 2013

Accounts Receivable

Accounts receivable represent amounts due from customers and are carried at original invoice amount less an estimate made for doubtful receivables. The Group establishes a provision for estimated doubtful accounts, if necessary. No allowance for doubtful accounts was deemed to be necessary at December 31, 2014 or at December 31, 2013.

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

The Group evaluates the carrying value of its intangible assets for impairment at least annually or when events or changes in circumstances are identified by management that indicate that such carrying values may not be fully recoverable. The evaluation involves estimating the future undiscounted cash flows expected to be derived from the assets to assess whether or not a potential impairment exists. As a result of its evaluations, management determined that it was not necessary to recognize a loss on impairment of its intangible assets for the years ended December 31, 2014 and December 31, 2013. During the period from August 24, 2005 (inception) to December 31, 2014, impairment losses on intangible assets of $537,631 were recognized.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014 and 2013

Revenue

Revenue is earned from sales or use of equipment that uses the Company’s patented technology and is recognized, net of returns and discounts, when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. These criteria are usually met upon delivery of the product to the customer, which is also when the risk of ownership and title passes to the customer.

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

Foreign Currency Translations

These consolidated financial statements are presented in USD, which is the Group’s reporting currency. The consolidated financial statements of the Group members have been translated into USD in accordance with GAAP. All assets and liability accounts on the consolidated balance sheets have been translated using the spot exchange rate in effect at the consolidated balance sheet date. Equity accounts have been translated at their historical rates when the capital transaction occurred. Income and expenses have been translated at the average exchange rates for the periods presented. Adjustments resulting from the translation of the Group’s consolidated financial statements are included in the consolidated statement of other comprehensive income (loss). Actual transaction gains and losses are included in the consolidated statements of operations as incurred.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014 and 2013

The functional currencies of the companies included in the Group are their respective local currencies. Accordingly, the Group is exposed to transaction gains and losses that result from changes in various foreign currency exchange rates.

Applicable functional currencies are:

SPI, SPO, and SPP	Swiss Francs – CHF
SPLAM	Brazilian Real – BRL
SPHSA and SPMSA	South African Rand – ZAR

Exchange rates used for conversion of foreign items to USD at the end of each period and the average for each period were:

	December 31,	December 31,
	2014	2013
CHF:
Reporting date	1.0105	1.1230
Average for period	1.0938	1.0790

BRL:
Reporting date	0.3722	0.4232
Average for period	0.4257	0.4645

ZAR:
Reporting date	0.0861	0.0952
Average for period	0.0922	0.1040

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014 and 2013

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

Depreciation expense was $0 and approximately $4,600 for the years ended December 31, 2014 and 2013, respectively, and approximately $97,300 for the period from inception to December 31, 2014.

3. Intangible Assets

Intangible assets consist of the following:

	December 31,	December 31,
	2014	2013

Patents	$208,943	$208,943
Less: Accumulated amortization	113,321	96,653

Intangible assets, net	$95,622	$112,290

Amortization expense was approximately $16,700 and $16,700 for the years ended December 31, 2014 and 2013, and approximately $116,800 for the period from inception to December 31, 2014.

4. Due to Officers/Stockholders

Due to officers/stockholders consists of unpaid salaries, accrued leave and advances from two executives and one employee/stockholder totaling $1,148,085 and $725,699 at December 31, 2014 and December 31, 2013, respectively. During the period from May to December 2014, the Company’s Chief Executive Officer advanced $58,720 to a subsidiary of the Company. The Company’s chief executive officer has not been paid a portion of his salary since September 30, 2013 and as of December 31, 2014 $303,116 was due. In accordance to an agreement entered into on September 10, 2014 the amount due to the Company’s chief executive officer was ceded to the Company’s chief financial officer in part settlement of an obligation to the Company’s chief financial officer. The Company’s chief financial officer has not been paid any of his salary or and a portion of his business expenses since October 2012. The amount owed to the chief financial officer as of December 31, 2014 includes unpaid salaries of $621,065 and unreimbursed expenses paid on behalf of the Company of $84,103.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014 and 2013

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

On April 4, 2013, SPMSA borrowed ZAR 2 million (approximately $201,000) from a lender pursuant to a note. The terms of the loan provide for interest of 2% per month on the outstanding balance which is payable together with the principal balance no later than December 31, 2013. An officer and stockholder of the Company has deposited 1,000,000 shares of Common Stock with the lender as security for the repayment of the loan to SPMSA. On September 26, 2013, the repayment date was extended to October 31, 2013. On October 31, 2013, the repayment date was extended to November 30, 2013. On November 21, 2013, the repayment date was further extended to March 31, 2014. On March 19, 2014, the repayment date was further extended to June 30, 2014. On June 24, 2014, the repayment date was further extended to September 30, 2014. On September, 30, 2014, the repayment date was further extended to December 31, 2014. On November 26, 2014, the repayment date was further extended to June 30, 2015. Interest on this loan was approximately $60,100 and $41,700 for the years ended December 31, 2014 and 2013 and approximately $101,800 for the period from inception to December 31, 2014, respectively. As of December 31, 2014, the unpaid balance on this loan was $265,522 and is included in loans payable in the accompanying Consolidated Balance Sheet.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014 and 2013

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

At June 30, 2014, the unpaid balance of the Debenture was $125,000 and was included in long-term debt. On July 18, 2014, Peak One converted $30,000 of the Debenture into 177,514 shares of the Company’s Common Stock. On August 5, 2014, Peak One converted an additional $30,000 of the Debenture into 209,795 shares of the Company’s Common Stock. On September 2, 2014, the Company repaid the outstanding amount of the debenture that it had issued to Peak One Opportunity Fund, L.P. on June 23, 2014. On September 3, 2014 the Company and Peak One Opportunity Fund, L.P. terminated the Securities Purchase Agreement, dated June 23, 2014.

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

Years ended December 31, 2014 and 2013

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

During the year ended December 31, 2014, the preferred stockholder converted 5,000,000 shares of the Company’s preferred stock into 5,000,000 shares of the Company’s Common Stock.  At December 31, 2014 and December 31, 2013, there were 14,800,000 and 19,800,000 issued and outstanding shares of the Company’s preferred stock.

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

On April 1, 2014, the Company entered into an agreement with a consultant to issue 30,000 common shares on the first business day of each month through September, 2014 in exchange for services. A total of 90,000 common shares were issued during the year ended December 31, 2014. The shares issued and the related consulting services were valued at $51,300 based upon the closing price on each date of issuance.

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

At December 31, 2014 and December 31, 2013, after giving effect to the acquisition of SPHSA, there were 47,345,816 and 39,937,432 shares, respectively, of the Company’s Common Stock issued and outstanding.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014 and 2013

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

Years ended December 31, 2014 and 2013

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

On February 13, 2014, effective as of January 31, 2014, this agreement was amended to grant Regency an option to purchase an additional 500,000 common shares not later than March 31, 2014 at the greater of $1.00 and 92% of the volume-weighted average price of for the 20 trading days ending on the third trading day before each additional share closing (the “Amendment Option Price”). Under this agreement as amended and through June 30, 2014, Regency has purchased 500,000 shares of the Company’s Common Stock at an issue price of $1.00 per share for an aggregate purchase price of $500,000.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014 and 2013

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

On May 20, 2014, the Company and Trinity Asset Management (Proprietary) Limited (“Trinity”) entered into an Agreement for the Subscription of Shares that permitted Trinity arrange for the purchase of 850,000 shares of the Company’s Common Stock by offers to purchase by other subscribers at the price of $1.00 per share before July 30, 2014. In addition, Trinity agreed to assume the obligations of TAMIL with respect to the liquidated damages in connection with the unpurchased shares under the TAMIL agreement dated as of September 19, 2013 as amended. As of July 24, Trinity had not provided any offers to purchase to the Company and requested an extension of time to September 30, 2014 to complete it obligations under the agreement. Subsequent to June 30, 2014, no such offers to purchase have been made to the Company and no sales of Common Stock have taken place under the agreement.

On June 24, 2014, the Company and Regency entered into a third amendment of the Share Purchase Agreement that extended to September 30, 2014 Regency’s right to purchase the remaining 685,000 shares of the Company’s Common Stock under the second amendment. Through September 30, 2014, 141,250 shares were purchased under the third amendment.

During the year ended December 31, 2014, the Company issued an aggregate of 1,191,075 shares of its Common Stock for aggregate gross proceeds of $1,190,075, 575,000 shares of its Common Stock in settlement of liabilities to executives and consultants, 180,000 shares of its Common Stock in connection with a consulting agreement, 75,000 shares of its Common Stock in connection with the issuance of the Peak One convertible debentures and 387,309 shares issued in connection with the conversion rights under the Peak One convertible debentures.

During the year ended December 31, 2014, the holder of the Company’s convertible preferred shares converted 5,000,000 shares of Preferred Stock into 5,000,000 shares of Common Stock.

9. Stockholders’ Deficit

The consolidated stockholders’ equity of the Company consists of common stock, additional paid-in capital, accumulated deficit and accumulated other comprehensive income. The amounts for equity in variable interest entities and noncontrolling interest have been reclassified to additional paid-in capital, retained earnings and accumulated other comprehensive income effective with the acquisition of SPHSA on June 12, 2013.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014 and 2013

10. Income Taxes

The Company and its subsidiaries file income tax returns in Switzerland, South Africa, the United States and Brazil. The components of income (loss) from operations before income taxes, by jurisdiction, are as follows:

			From August 24, 2005
	Years Ended December 31,		(inception) to
	2014	2013	December 31, 2014
Switzerland	$(1,561,194)	$(2,883,099)	$(20,960,178)
South Africa	(616,550)	(234,099)	(10,152,768)
United States	(920,852)	(1,301,924)	(2,238,210)
Brazil	-	-	(941,498)
Total Net Loss	$(3,098,596)	$(4,419,122)	$(34,292,654)

The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following for the years ended December 31, 2014 and 2013 and for the period from inception to December 31, 2014:

			From August 24, 2005
	Years Ended December 31,		(inception) to
	2014	2013	December 31, 2014
Current tax provision:
Switzerland	$-	$-	$32,673
South Africa	-	-	-
United States	-	-	-
Brazil	-	-	-
Total current tax provision	-	$-	32,673

Deferred tax provision:
Switzerland	(278,301)	$(513,023)	(3,621,534)
South Africa	(171,594)	(19,435)	(2,012,578)
United States	(322,299)	(455,673)	(783,374)
Brazil	-	-	(235,375)
Change in valuation allowance	772,194	988,131	6,652,861
Total deferred provision	-	$-	-

Total	$-	$-	$32,673

The Company has determined that the future tax benefits from net operating losses are not likely to be realized in future periods and a full valuation allowance has been provided for all periods.

The income tax effect of each type of temporary difference giving rise to the net deferred tax asset as follows:

	December 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$6,652,861	$5,880,667
Less: valuation allowance	(6,652,861)	(5,880,667)

Total	$-	$-

The following reconciles the effective income tax rates with the statutory rates for the year ended December 31, 2014 and 2013, and for the period from inception to December 31, 2014:

	Switzerland	South Africa	United States	Brazil	Total

Statutory rate of tax	8.5%/18%	28.0%	35.0%	25.0%

Year ended December 31, 2014:
Net (loss) from operations before taxes	$(1,561,194)	$(616,550)	$(920,852)	$-	$(3,098,596)

As calculated at the statutory rate	(278,301)	(172,634)	(322,299)	-	(773,234)

Permanent differences	-	1,040	-	-	1,040
Change in valuation reserves	278,301	171,594	322,299	-	772,194

Provision for income taxes	$-	$-	$-	$-	$-

Year ended December 31, 2013:
Net (loss) from operations before taxes	$(2,883,099)	$(234,099)	$(1,301,924)	$-	$(4,419,122)

As calculated at the statutory rate	(513,023)	(65,548)	(455,673)	-	(1,034,244)

Permanent differences	-	46,113	-	-	46,113
Change in valuation reserves	513,023	19,435	455,673	-	988,131

Provision for income taxes	$-	$-	$-	$-	$-

For the period from August 24, 2005 (inception) to December 31, 2014:
Net (loss) from operations before taxes	$(20,960,178)	$(10,152,768)	$(2,238,210)	$(941,498)	$(34,292,654)

As calculated at the statutory rate	(3,601,186)	(2,842,775)	(783,374)	(235,375)	(7,462,710)

Permanent differences	12,325	830,197	-	-	842,522
Change in valuation reserves	3,621,534	2,012,578	783,374	235,375	6,652,861

Provision for income taxes	$32,673	$-	$-	$-	$32,673

Permanent differences are principally related to loss on disposal of property and equipment, interest and penalties and unallowable expenses.

The Company and Group members remain subject to tax examinations for the year ended December 31, 2014 in Switzerland and South Africa, for the six years ended December 31, 2014 in the U.S and for the four years ended December 31, 2014 in Brazil.

The Company was notified by the U.S. Internal Revenue Service during December 2013 of assessments totaling $40,000 for the failure by the management of the Company prior to the December 12, 2012 share exchange to file certain information returns for the years 2008-2011. The Company requested but did not receive administrative relief from the assessments. The Company has entered into an agreement with the Internal Revenue Service to pay the outstanding balance over four months in installments of $10,000 each commencing August 15, 2014. The Company made the payment of the first installment of $10,000 on August 7, 2014. The Company obtained an updated settlement amount from the U.S. Internal Revenue Service during February 2015 and paid the amount in full during March 2015.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014 and 2013

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

Years ended December 31, 2014 and 2013

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

Years ended December 31, 2014 and 2013

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

There was no reduction for estimated forfeitures. Under this model and the foregoing assumptions, the options granted in 2013 were valued at $151,053. Of this amount, $87,452, $15,900 and $47,701 is attributable to executives, employees and consultants, respectively. Equity-based compensation for the years ended December 31, 2014 and December 31, 2013 was $136,568 and $151,053, respectively and $287,621 for the period from inception to December 31, 2014. These amounts are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

13. Commitments, Contingencies and Tax Obligation

Lease Commitments

The Group leases two premises in South Africa under operating leases.  One location is an office facility and the other is a workshop.  The office facility lease was originally scheduled to expire on April 30, 2012 and has been extended in a short-term basis several times. The lease term terminated on February 28, 2014 and the Company leased this office for an additional month in March 2014.  The Company executed a one-year lease for a new office facility effective April 1, 2014 and was able to terminate this lease in May 2014. The lease for the Group’s workshop facility originally expired on April 30, 2012 and was also extended on a short-term basis. The workshop is being leased on a month-to-month basis. On June 1, 2014, the Company lease new office and workshop facilities for a one-year term. The monthly rent for the office lease is approximately $1,800 and the monthly rent for the workshop is $900. In addition to the payments required under the preceding leases, payments are made for space rentals on an as-needed basis. The total rent expense was approximately $52,000 and $71,000 for the years ended December 31, 2014 and 2013, respectively, and approximately $902,000 for the period from inception to December 31, 2014. Rent expense is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

The future rent commitments under the above leases for the twelve months ending December 31, 2015 is approximately $17,000.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014 and 2013

Payroll Commitments

The Group’s employees in South Africa have employment contracts that provide for one month of notice before the employee can be terminated.  As of December 31, 2014, the total monthly salary commitment applicable to these employees was approximately $21,000.

Payroll Tax Obligation

SPMSA has received notification from the South African Revenue Service regarding unpaid payroll taxes of approximately $185,000.  SPMSA requested additional time to arrange a payment plan that is suitable to both parties and has commenced making monthly payments against this balance. Due to insufficient funds the SPMSA has been unable to continue making additional payments in this regard and additionally SPMSA has been unable to meet current payroll tax obligations. As at December 31, 2014 and December 31, 2013, the unpaid balance of this liability was approximately $80,000 and $81,000, respectively and is included in accounts payable and other current liabilities in the accompanying consolidated balance sheets. Effective October 31, 2014, the South African Revenue Service placed a collection order on the bank account of SPMSA for the outstanding amounts due.

Employment and Consulting Agreements

The Company has entered into agreements to secure the services of two executives.  These agreements provide for annual compensation and require a termination notice period by the Group of three months.  The executives all are stockholders of the Company.

The total compensation to these executives and one former executive was approximately $814,000 and $990,000 for the years ended December 31, 2014 and 2013, respectively, and approximately $6,896,000 for the period from inception to December 31, 2014.

The Company entered into agreements with unrelated third party consultants and institutions for consulting, research and professional services.  With the exception of one agreement that has a remaining term of three months as of December 31, 2013, these agreements can be terminated by either party with between two weeks and three months written notice or immediately if for cause.  The amounts due vary according to the nature of the service arrangement and the length of notice required for termination. The minimum amount due under these agreements is approximately $75,000 for the year ending December 31, 2015.

The Company entered into a six-month consulting agreement effective April 1, 2014 under which the consultant was compensated by the issuance of 30,000 shares of Company Common Stock on a monthly basis for each month covered by the agreement. This contract ended on September 20, 2014 and has not been renewed.

Other Commitments

The Company is obligated to make payments of approximately $415,000 subsequent to December 31, 2014 in connection with purchase orders open as of December 31, 2014 for the purchase of machines to be delivered in 2015. Payments to vendors relating to these purchases are scheduled to be made prior to June 30, 2015 from the proceeds of the sales to which they relate.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014 and 2013

14. Subsequent Events

The Company has evaluated its subsequent events since December 31, 2014. Except as disclosed in Note 10 with respect to income taxes payable and Note 13 with respect to open purchase orders and payroll tax obligations, the Company has determined that there were no material subsequent events requiring adjustment to or disclosure in the accompanying Consolidated Financial Statements.

15. Going Concern

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the continuation of the Group as a going concern. Due to the start-up nature of its business, the Group has generated recurring losses and expects to incur additional losses as it expands its photopurification technology and develops marketing, sales and financial plans. As reflected in the accompanying Consolidated Financial Statements, the Company’s total consolidated liabilities exceed total consolidated assets at December 31, 2014 and December 31, 2013 by $2,259,765 and $1,352,572, respectively, and the Company has incurred cumulative consolidated operating losses since the date of inception.

To date, the Company’s cash flow has been funded with cash investments by its shareholders, certain third parties and to a considerably lesser extent, sales and interest income. These inflows have been insufficient to enable the company to cover its costs. For the year ended December 31, 2014 there has been a substantial increase in current liabilities. Additionally as disclosed in Note 10 with respect to income taxes payable and Note 14 with respect to payroll tax obligations, the Company has been unable to meet its obligations in terms of these taxes.

The Company requires additional capital to continue its development and to achieve sufficient revenues to support its operations. The extent of the Company’s future capital requirements depend on many factors, including its ability to maintain revenues and to manage expenses. The Company requires additional financing either through borrowings or the sale of additional equity to support its operations.

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

Management is currently pursuing plans to address the cash flow requirements of the Company for the twelve months ending December 31, 2015 and beyond. The Company is engaged in discussions with current and other potential investors, and the Company is also considering additional offerings of Common Stock. The Company was not, however, able to secure any additional equity financing during the second half of 2014 from existing shareholders or otherwise, despite its efforts to do so. In addition, the Company projects that increase in the commercialization of its technology may provide additional cash flow for operations. However, the Company did not enter into any commercial agreements during 2013 or in the year ended December 31, 2014 that provided materials amounts of revenue.

SurePure, Inc. and Subsidiaries

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014 and 2013

The Consolidated Financial Statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

