Form 10-Q
period 2015-03-31
SurePure, Inc.
filed 2015-04-24
CIK 1452176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the issuer’s common stock, as of April 24, 2015 was 47,345,816.

SUREPURE, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)

Assets

Current assets:
Cash	$115,450	$526
Accounts receivable	49,300	16,800
Prepaid expenses and other current assets	752,497	406,280
Total current assets	917,247	423,606

Property and equipment, net	-	-

Intangible assets, net:	91,454	95,622

Total assets	$1,008,701	$519,228

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and other current liabilities	$1,207,852	$1,252,203
Customer deposits	1,420,913	412,703
Due to officers/stockholders	1,219,508	1,148,085
Income taxes payable	493	480
Loan payable	270,647	265,522

Total current liabilities	4,119,413	3,078,993

Total liabilities	4,119,413	3,078,993

Stockholders' equity (deficit):
Common stock, $.001 par value, 200,000,000 shares authorized,	47,346	47,346
47,345,816 shares issued and outstanding (47,345,816 shares issued and outstanding at December 31, 2014)
Preferred stock, $.01 par values, 31,155,282 shares authorized,	148,000	148,000
14,800,000 shares issued and outstanding (14,800,000 shares issued and outstanding at December 31, 2014)
Additional paid-in capital	30,583,175	30,570,760
Other comprehensive income	967,967	999,456
Deficit	(34,857,200)	(34,325,327)
Total stockholders' equity (deficit)	(3,110,712)	(2,559,765)

Total liabilities and stockholders' equity (deficit)	$1,008,701	$519,228

See notes to Consolidated Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenue	$98,340	$25,898

Cost of revenue	46,335	1,653

Gross profit	52,005	24,245

Expenses:
General and administrative expenses (includes	536,990	877,671
equity-based compensation of $12,415 and $34,142,
respectively)
Promotion and marketing	8,827	28,356
Research and development	17,338	56,650
Amortization	4,167	4,167

Total expenses	567,322	966,844

Loss from operations	(515,317)	(942,599)

Other income (expense):
Interest income	-	2
Interest expense	(16,556)	(14,429)
Exchange rate gains and losses	-	1,190

Total other (expense) income	(16,556)	(13,237)

Loss before provision for taxes	(531,873)	(955,836)

Provision for income taxes	-	-

Net loss	$(531,873)	$(955,836)

Loss per share – basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding -
basic and diluted	47,345,816	40,958,102

See notes to Consolidated Financial Statements.

3

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)	(Unaudited)

Net loss	$(531,873)	$(955,836)

Other comprehensive income, net of tax

Unrealized loss on foreign
currency translation	(31,489)	(9,634)

Comprehensive loss, net of tax	$(563,362)	$(965,470)

See notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2015

						Accumulated
	Common			Additional	Retained	Other
	Shares	Common	Preferred	Paid-in	Earnings	Comprehensive
	Issued	Stock	Stock	Capital	(Deficit)	Income	Total

Balances- December 31, 2014 (audited)	47,345,816	$47,346	$148,000	$30,570,760	$(34,325,327)	$999,456	$(2,559,765)

Equity-based compensation	-	-	-	12,415	-	-	12,415

Net loss for the three months ended march 31, 2015	-	-	-	-	(531,873)	-	(531,873)

Unrealized loss on foreign currency translation adjustment	-	-	-	-	-	(31,489)	(31,489)

Balances- March 31, 2015 (unaudited)	47,345,816	$47,346	$148,000	$30,583,175	$(34,857,200)	$967,967	$(3,110,712)

See notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Cash from operating activities:
Net loss	$(531,873)	$(955,836)

Adjustments to reconcile net loss to cash provided by (used) in operating activities:
Amortization	4,167	4,167
Non-cash interest expense and loan costs	16,064	-
Equity-based compensation	12,415	34,142
Changes in assets and liabilities:
Accounts receivable	(32,500)	14,467
Prepaid expenses and other current assets	(346,217)	14,978
Accounts payable and other current liabilities	(44,351)	631
Customer deposits payable	1,008,210	59,782
Due to officers/stockholders	71,423	64,203
Income taxes payable	13	3

Total cash provided by (used) in operating activities	157,351	(763,463)

Total cash used in investing activities	-	-

Cash from financing activities:
Proceeds from issuance of equity	-	799,825
Total cash provided by financing activities	-	799,825

Effect of exchange rate changes on cash and cash equivalents	(42,427)	(9,634)

Net increase in cash	114,924	26,728

Cash, beginning of period	526	20,870

Cash, end of period	$115,450	$47,598

Supplemental disclosures:
Interest paid	$492	$1,852

Conversion of preferred stock to common stock and
additional paid-in capital	$-	$30,000

See notes to Consolidated Financial Statements.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2015 and 2014

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

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of the Company and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s wholly-owned subsidiaries are as follows:

•	SurePure Investment Holding AG (“SPI”), which holds the investment in SPO;

•	SurePure Operations AG (“SPO”), which markets the products of the Group and earns its revenue by selling or otherwise distributing equipment utilizing the Group’s technology globally. SPO owns a patent for the Group’s technology in various countries;

•	SurePure Participations AG (“SPP”), which was a minority stockholder of SPI and is part of the common holding structure of the Group. SPP has no operations. SPP became a subsidiary as a result of the Share Exchange on December 12, 2012;

•	SurePure Holdings South Africa (Pty) Ltd. and its wholly-owned subsidiary, SurePure Marketing South Africa (Pty) Ltd. (“SPMSA”), which holds the South African patent, manufacture the products of the Group and earn revenue from selling or otherwise distributing equipment utilizing the Group’s technology. These entities became subsidiaries as a result of their acquisition on June 12, 2013; and

•	SurePure Latin America Maqinas de Purificasao UVC Ltda. (“SPLAM”), which conducts no operations currently.

The Group’s reporting currency is the United States Dollar (“USD”) and these consolidated financial statements are presented in USD or “$.”

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2015 and 2014

Adoption of New Accounting Standards:

The Company has early adopted ASU 2014-10 Development Stage Entities which eliminates the requirement to provided Development Stage Entity reporting. As such the financial statements as presented no longer have an extra column reflecting an aggregate of all activities from the date of inception through the reporting date. The adoption of this new standard did not have an impact on our financial position or results or operations.

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

Accounts Receivable

Accounts receivable represent amounts due from customers and are carried at original invoice amount less an estimate made for doubtful receivables. The Group establishes a provision for estimated doubtful accounts, if necessary. No allowance for doubtful accounts was deemed to be necessary at March 31, 2015 or at December 31, 2014.

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

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2015 and 2014

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

The Group evaluates the carrying value of its intangible assets for impairment at least annually or when events or changes in circumstances are identified by management that indicate that such carrying values may not be fully recoverable. The evaluation involves estimating the future undiscounted cash flows expected to be derived from the assets to assess whether or not a potential impairment exists. As a result of its evaluations, management determined that it was not necessary to recognize a loss on impairment of its intangible assets for the three months ended March 31, 2015 and March 31, 2014.

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

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2015 and 2014

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

Applicable functional currencies are:

SPI, SPO, and SPP	Swiss Francs – CHF
SPLAM	Brazilian Real – BRL
SPHSA and SPMSA	South African Rand – ZAR

Exchange rates used for conversion of foreign items to USD at the end of each period and the average for each period were:

	March 31,	March 31,	December 31,
	2015	2014	2014
CHF:
Reporting date	1.0369	1.1278	1.0105
Average for period	1.0508	1.1203	1.0938

BRL:
Reporting date	0.3073	0.4432	0.3722
Average for period	0.3512	0.424	0.4257

ZAR:
Reporting date	0.0827	0.0946	0.0861
Average for period	0.0851	0.0922	0.0922

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

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2015 and 2014

2. Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)

Machinery and equipment	$5,010	$5,010
Furniture and fixtures	12,753	12,753
Motor vehicles	14,400	14,400
Office and computer equipment	12,647	12,647
	44,810	44,810
Less: Accumulated depreciation	44,810	44,810

Property and equipment, net	$-	$-

Depreciation expense was $0 for the three months ended March 31, 2015 and 2014.

3. Intangible Assets

Intangible assets consist of the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)

Patents	$208,943	$208,943
Less: Accumulated amortization	117,489	113,321

Intangible assets, net	$91,454	$95,622

Amortization expense was $4,167 for the three months ended March 31, 2015 and 2014.

4. Due to Officers/Stockholders

Due to officers/stockholders consists of unpaid salaries, accrued leave and advances from two executives and one employee/stockholder totaling $1,219,508 and $1,148,085 at March 31, 2015 and December 31, 2014, respectively. During 2014, the Company’s Chief Executive Officer advanced $58,720 to a subsidiary of the Company of which $51,522 was outstanding at March 31, 2015. The Company’s chief executive officer has not been paid a portion of his salary and unreimbursed expenses and as of March 31, 2015 $80,699 was due. The Company’s chief financial officer has not been paid any of his salary and a portion of his business expenses since October 2012. The amount owed to the chief financial officer as of March 31, 2015 includes unpaid salary of $696,952, unreimbursed expenses paid on behalf of the Company of $70,394 and an amount due to the chief executive officer which has been ceded to the chief financial offer of $238,861.

5. Other Loans Payable

On April 4, 2013, SPMSA borrowed ZAR 2 million (approximately $201,000) from a lender pursuant to a note. The terms of the loan provide for interest of 2% per month on the outstanding balance which is payable together with the principal balance no later than December 31, 2013. An officer and stockholder of the Company deposited 1,000,000 shares of Common Stock with the lender as security for the repayment of the loan to SPMSA. On September 26, 2013, the repayment date was extended to October 31, 2013. On October 31, 2013, the repayment date was extended to November 30, 2013. On November 21, 2013, the repayment date was further extended to March 31, 2014. On March 19, 2014, the repayment date was further extended to June 30, 2014. On June 24, 2014, the repayment date was further extended to September 30, 2014. On September, 30, 2014, the repayment date was further extended to December 31, 2014. On November 26, 2014, the repayment date was further extended to June 30, 2015. Interest on this loan was approximately $16,000 and $13,700 for the three months ended March 31, 2015 and 2014. As of March 31, 2015, the unpaid balance on this loan was $270,647 and is included in loans payable in the accompanying Consolidated Balance Sheet.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2015 and 2014

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

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2015 and 2014

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

At March 31, 2015 and December 31, 2014, there were 47,345,816 shares, of the Company’s Common Stock issued and outstanding.

7. Stock Subscriptions

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

On November 22, 2013, the Company entered into an additional Share Purchase Agreement with Regency Capital Corporation, an existing stockholder, under which Regency agreed to purchase a total of 170,000 shares of Common Stock during the period ended November 30, 2013. In addition, Regency was given an option to purchase an additional 430,000 shares of Common Stock before January 31, 2014. Regency purchased the 170,000 shares of Common Stock as agreed and purchased an additional 380,000 shares of Common Stock through December 31, 2013. The remaining 50,000 shares of the Company’s Common Stock were purchased on January 24, 2014. All shares of Common Stock under this additional share purchase agreement with Regency were purchased at an issue price of $1.00 per share.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2015 and 2014

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

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2015 and 2014

8. Stockholders’ Deficit

The consolidated stockholders’ equity of the Company consists of common stock, additional paid-in capital, deficit and accumulated other comprehensive income. The amounts for equity in variable interest entities and noncontrolling interest have been reclassified to additional paid-in capital, retained earnings and accumulated other comprehensive income effective with the acquisition of SPHSA on June 12, 2013.

9. Income Taxes

The Company and its subsidiaries file income tax returns in Switzerland, South Africa, the United States and Brazil. The components of income (loss) from operations before income taxes, by jurisdiction, are as follows:

	Three Months Ended March 31,
	2015	2014
Switzerland	$(229,522)	$(485,783)
South Africa	(135,986)	(226,654)
United States	(166,365)	(243,399)
Brazil	-	-
Total Net Loss	$(531,873)	$(955,836)

The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following for the three months ended December 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Current tax provision:
Switzerland	$-	$-
South Africa	-	-
United States	-	-
Brazil	-	-
Total current tax provision	-	$-

Deferred tax provision:
Switzerland	(41,008)	$(86,767)
South Africa	(38,041)	(63,424)
United States	(58,227)	(85,190)
Brazil	-	-
Change in valuation allowance	137,276	235,381
Total deferred provision	-	-

Total	$-	$-

The Company has determined that the future tax benefits from net operating losses are not likely to be realized in future periods and a full valuation allowance has been provided for all periods.

The income tax effect of each type of temporary difference giving rise to the net deferred tax asset as follows:

	March 31,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$6,790,138	$6,652,862
Less: valuation allowance	(6,790,138)	(6,652,862)

Total	$-	$-

The following reconciles the effective income tax rates with the statutory rates for the three months ended March 31, 2015 and 2014:

			United
	Switzerland	South Africa	States	Brazil

Statutory rate of tax	8.5%/18%	28.0%	35.0%	25.0%

Three months ended March 31, 2015:
Net loss from operations
before taxes	$(229,522)	$(135,986)	$(166,365)	$-

As calculated at the statutory rate	(41,008)	(38,041)	(58,227)	-

Permanent differences	-	-	-	-
Change in valuation reserves	41,008	38,041	58,227	-

Provision for income taxes	$-	$-	$-	$-

Three months ended March 31, 2014:
Net loss from operations
before taxes	$(485,783)	$(226,654)	$(243,399)	$-

As calculated at the statutory rate	(86,768)	(63,463)	(85,190)	-

Permanent differences	-	39	-	-
Change in valuation reserves	86,768	63,424	85,190	-

Provision for income taxes	$-	$-	$-	$-

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

10. 2012 Stock Option Plan

On December 11, 2012, the Company adopted the 2012 Stock Plan (the “Plan”). Under the terms of the Plan, 3,000,000 shares of our Common Stock have been reserved for future issuance. The Plan authorizes the granting of non-qualified stock options to our directors and to any independent consultants. The Plan is administered by the Company’s board of directors, and may also be administered by a committee appointed by the board of directors (the “Committee”). The Committee may determine persons eligible for grants and the timing, type, amount, fair market value and other provisions of such grants. The Committee will have authority, subject to the express provisions of the Plan, to construe the Plan and the option agreements granted pursuant to the Plan, to prescribe, amend and rescind rules and regulations relating to the Plan, and to make all other determinations in the judgment of the Committee necessary or desirable for the administration of the Plan. The Committee may correct any defect or supply any omission or reconcile any inconsistency in the Plan or in any option agreement in the manner and to the extent it shall deem expedient to promote the best interests of the Company. The Plan terminates on December 9, 2022.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2015 and 2014

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

There was no reduction for estimated forfeitures. Under this model and the foregoing assumptions, the options granted in 2013 were valued at $151,053. Of this amount, $87,452, $15,900 and $47,701 is attributable to executives, employees and consultants, respectively. Equity-based compensation for the three months ended March 31, 2015 and 2014 was $12,415 and $34,142 respectively. These amounts are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2015 and 2014

11. Commitments, Contingencies and Tax Obligation

Lease Commitments

The Group leases two premises in South Africa under operating leases.  One location is an office facility and the other is a workshop.  The office facility lease was originally scheduled to expire on April 30, 2012 and has been extended in a short-term basis several times. The lease term terminated on February 28, 2014 and the Company leased this office for an additional month in March 2014.  The Company executed a one-year lease for a new office facility effective April 1, 2014 and was able to terminate this lease in May 2014. The lease for the Group’s workshop facility originally expired on April 30, 2012 and was also extended on a short-term basis. The workshop is being leased on a month-to-month basis. On June 1, 2014, the Company lease new office and workshop facilities for a one-year term. The monthly rent for the office lease is approximately $1,800 and the monthly rent for the workshop is $900. In addition to the payments required under the preceding leases, payments are made for space rentals on an as-needed basis. The total rent expense was approximately $11,000 and $17,000 for the three months ended March 31, 2015 and 2014, respectively. Rent expense is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

The future rent commitments under the above leases for the twelve months ending December 31, 2015 is approximately $8,000.

Payroll Commitments

The Group’s employees in South Africa have employment contracts that provide for one month of notice before the employee can be terminated.  As of March 31, 2015, the total monthly salary commitment applicable to these employees was approximately $12,500.

Payroll Tax Obligation

During 2013, SPMSA received notification from the South African Revenue Service regarding unpaid payroll taxes of approximately $185,000.  SPMSA requested additional time to arrange a payment plan that is suitable to both parties and has commenced making monthly payments against this balance. Due to insufficient funds the SPMSA has been unable to continue making additional payments in this regard and additionally SPMSA has been unable to meet current payroll tax obligations. As at March 31, 2015 and December 31, 2014, the unpaid balance of this liability was approximately $114,000 and $80,000, respectively and is included in accounts payable and other current liabilities in the accompanying consolidated balance sheets. Effective October 31, 2014, the South African Revenue Service placed a collection order on the bank account of SPMSA for the outstanding amounts due.

Employment and Consulting Agreements

The Company has entered into agreements to secure the services of two executives.  These agreements provide for annual compensation and require a minimum termination notice period by the employer of three months.  Both executives are stockholders of the Company. The minimum amount due under these agreements is approximately $141,000 over the year ending December 31, 2015.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2015 and 2014

The total compensation to these executives and one former executive was approximately $147,000 and $257,000 for the three months ended March 31, 2015 and 2014, respectively.

The Company entered into agreements with unrelated third party consultants and institutions for consulting, research and professional services.  These agreements can be terminated by either party with between one and three months written notice or immediately if for cause.  The amounts due vary according to the nature of the service arrangement and the length of notice required for termination. The minimum amount due under these agreements is approximately $58,000 over the year ending December 31, 2015.

Other Commitments

The Company is obligated to make payments of approximately $424,000 subsequent to March 31, 2015 in connection with purchase orders open as of March 31, 2015 for the purchase of machines to be delivered in 2015. Payments to vendors relating to these purchases are scheduled to be made prior to July 31, 2015 from the proceeds of the sales to which they relate.

12. Subsequent Events

The Company has evaluated its subsequent events since March 31, 2015 and has disclosed in Note 9 with respect to income taxes payable and Note 11 with respect to open purchase orders and payroll tax obligations.

13. Going Concern

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the continuation of the Group as a going concern. Due to the start-up nature of its business, the Group has generated recurring losses and expects to incur additional losses as it expands its photopurification technology and develops marketing, sales and financial plans. As reflected in the accompanying Consolidated Financial Statements, the Company’s total consolidated liabilities exceed total consolidated assets at March 31, 2015 and December 31, 2014 by $3,110,712 and $2,259,765, respectively, and the Company has incurred cumulative consolidated operating losses since the date of inception.

To date, the Company’s cash flow has been funded with cash investments by its shareholders, certain third parties and to a considerably lesser extent, sales and interest income. These inflows have been insufficient to enable the company to cover its costs. For the three months ended March 31, 2015 there has been a substantial increase in current liabilities. Additionally as disclosed in Note 9 with respect to income taxes payable and Note 11 with respect to payroll tax obligations, the Company has been unable to meet its obligations in terms of these taxes.

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

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2015 and 2014

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

Management is currently pursuing plans to address the cash flow requirements of the Company for the twelve months ending March 31, 2016 and beyond. The Company is engaged in discussions with current and other potential investors, and the Company is also considering additional offerings of Common Stock. The Company was not, however, able to secure any additional equity financing during the first quarter of 2015 from existing shareholders or otherwise, despite its efforts to do so. In addition, the Company projects that increase in the commercialization of its technology may provide additional cash flow for operations. The Company entered into contracts of approximately $940,000 during the period ended March 31, 2015.

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

Overview

The results presented in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” are those of SurePure, Inc. and its subsidiaries (all of which are collectively referred to in this Management’s Discussion and Analysis of Financial Condition and Results of Operations as “we”) as reflected in our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with such consolidated financial statements and the notes thereto. The results presented below pertain to our audited consolidated financial statements for the quarters ended March 31, 2015 and 2014.

Insufficient Funding

For the period from our inception on August 24, 2005 to March 31, 2015, we had net losses from operations of approximately $34,857,000. During the three months ended March 31, 2015, we continued to experience both insufficient operating revenues and a significant shortfall in funding from investors. As a result, we require significant additional funding to maintain our operations and execute our business plan. If we are unable to obtain financing from our current shareholders or other sources, we will be unable to meet our business objectives and may scale back or even discontinue our operations until such time, if ever, that we are able to obtain financing. Notwithstanding our efforts to obtain financing, there is no assurance that any financing will be available on acceptable terms or at all. See “—Liquidity and Capital Resources.”

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

We have experienced negative cash flows from operations with respect to our business since our inception. As of March 31, 2015, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern. Based on our current projections, including equity financing subsequent to December 31, 2014, we are not assured that we will have the cash resources to enable us to continue to fund normal operations.

We reported a number of accomplishments during the first quarter of 2015, in particular that we have received orders to the value of $940,000, delivery of which is expected to be take place during the second quarter of 2015.

Plan of Operation

We seek to expand the commercial acceptance of our SurePure Turbulator purification systems. To pursue this goal, contingent on our obtaining sufficient capital to maintain our operations, we plan to execute the following steps:

•	Attend and promote our product at international trade shows in 2015 and 2016 for the brewing, dairy industries, liquid egg and industrial applications. At these venues we will seek to establish contact with industry participants, including distributors of engineered systems, and to make them aware of our product’s advantages and the expanded applications of the product that we have developed over the past 36 months;

•	Continue to pursue regulatory clearances and approvals for applications, such as dairy and products, that are required for our technology to be sold in those industries. In particular, we expect to take the following actions with regulatory agencies:

•	To request review of the SurePure technology by the US Food and Drug Administration (“FDA”) for a number of applications so that the technology may be categorized as “generally recognized as safe,” or “GRAS”;

•	To receive approval of the material that we and a UK customer submitted to the UK Food Standard Authority in June 2011 to obtain EU Novel Food approval; and

•	To receive approval from the International Organization of Wine and Vine (“OIV”) for the use of the SurePure technology for wine industry applications.

•	Seek to market and sell our product and our technology for industrial applications;

•	Seek to expand the level of commercialization of our technology in the liquid egg, wine, dairy, fruit juice and other beverage industries;

•	Expand our distribution networks for our products by identifying additional distributors according to geographic market, expertise with specific liquids and existing client relationships and negotiating agreements with the identified distributors on terms acceptable to both the distributors and to us; and

•	Obtain additional equity financing to support our growth from current shareholders, institutional investors or other investors to provide capital to support and augment our operations.

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

During the period ended March 31, 2015, we focused on the following activities:

• continuing with commercial trials with key customers;

• concluding agreements with customers;

• working with regulatory authorities such that our technology can be employed in key areas;

• manufacturing, delivering and commissioning equipment ordered by customers; and

• negotiating financing arrangements.

Subsequent to March 31, 2015, we have focused on the following activities:

• continuing with commercial trials with key customers;

• concluding agreements and accepting orders from new customers;

• pursuing the expansion of our customer base and distributor network internationally;

• manufacturing, delivering and commissioning equipment ordered by customers; and

• negotiating possible equity financing agreements.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2015 compared with our results of operations for the three months ended March 31, 2014:

	Three Months Ended:		Variance
	March 31, 2015	March 31, 2014	$	%

Revenues	$98,000	$26,000	72,000	277%

General and Admin Expenses	537,000	878,000	(341,000)	-39%

Research and Development	17,000	57,000	(40,000)	-70%

Interest Expense	17,000	14,000	3,000	21%

Net Loss	532,000	956,000	(424,000)	-44%

Revenues

We had revenues of approximately $98,000 during the three months ended March 31, 2015, representing a 277% increase as compared to approximately $26,000 for the three months ended March 31, 2014. This increase as compared to the 2014 year was primarily due to the increase in new customer installations during the period.

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

General and Administrative Expenses

We had general and administrative expenses of approximately $537,000 during the three months ended March 31, 2015, representing a 39% decrease as compared with approximately $878,000 during the three months ended March 31, 2014. This decrease as compared to 2014 was primarily due to lower professional fees resulting from the conclusion of the incorporation of the SA entities during 2014, lower employment costs due to reduction in staff numbers and remuneration levels as well as reduced travel expenditures due to timing of customer visits.

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

Research and Development Expenses

We had research and development expenses of approximately $17,000 for the three months ended March 31, 2015, representing a 70% decrease as compared with approximately $57,000 for the three months ended March 31, 2014.

We expect that our research and development expenses will increase in future periods as we pursue new applications and clients for our technology.

Interest Expense

We had interest expense of approximately $17,000 for the three months ended March 31, 2015, representing a 21% increase, as compared to approximately $14,000 of interest expense for the three months ended March 31, 2014..

Net Loss

For the reasons discussed above, we had a net loss of approximately $532,000 for the three months ended March 31, 2015, representing a 44% decrease in net losses as compared to a net loss of approximately $956,000 for the three months ended March 31, 2014.

We have not as yet generated sufficient revenue to fund our operations, and we expect our net losses to continue until such time as our commercialization efforts related to our technologies produce an increase in revenues sufficient to meet the cost of our operations. Accordingly, we expect to continue to operate at a loss at least through calendar 2015.

Income Tax Expense (Benefit)

We have realized net operating losses in Switzerland, South Africa and the United States. In addition to net operating losses in prior periods, our net operating losses during the quarter may result in a potential future income tax benefit, to the extent that any unexpired net operating loss carry-forwards can offset future operating profits.

Impact of Inflation

We believe that inflation has not had a material effect on our operations for the period to March 31, 2015.

Capital Expenditures

We did not invest in property and equipment during the period ended March 31, 2015.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been through sales of our Common Stock to our investors. During the quarter ended March 31, 2015, we were unable to obtain additional equity funding.

We continue to discuss potential financing transactions with various third parties, but we cannot provide any assurance that we will be able to conclude financing transactions with these or any other investors.

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

The following table summarizes our financial position at March 31, 2015 compared with our financial position at December 31, 2014:

	As of:		Variance
	March 31, 2015	December 31, 2014	$	%

Cash	$115,000	$1,000	114,000	11400%

Other Current Assets	802,000	423,000	379,000	90%

Total Assets	1,009,000	519,000	490,000	94%

Current Liabilities	4,119,000	3,079,000	1,040,000	34%

As noted above under “Insufficient Funding” and as also noted below under this heading, our current cash resources are extremely limited.

As of March 31, 2015, we had cash of approximately $115,000 and other current assets of approximately $802,000, consisting of accounts receivable and prepaid expenses, and total assets of approximately $1,009,000. As of March 31, 2015, we had current liabilities of approximately $4,199,000, consisting of accounts payable, accounts payable to related parties and accrued liabilities. Of this amount, approximately $1,220,000 represented liabilities that were due to officers and stockholders, an increase in liabilities to officers and stockholders of approximately $72,000 as compared to such amount as of December 31, 2014. Our shareholders’ deficit was approximately $3,111,000 as of March 31, 2015, compared with deficit of approximately $2,560,000 as of December 31, 2014.

Cash Flow Analysis

For the period from August 24, 2005 (when we began operations) to March 31, 2015, our cash used in operating activities was approximately $27,519,000. We expect to continue to have negative cash flows from operating activities until such time as we fully commercialize our technology.

For the three months ended March 31, 2015 our cash generated by operating activities was $157,000, which amount corresponded mainly to net losses from our operations offset by an increase in customer deposits and amounts due to officers and stockholders.

We do not expect to pay cash dividends in the foreseeable future.

We have a defined stock option plan and contractual commitments with all of our officers and directors. See “Market for Registrants Common Equity, Related Equity Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information” below in this Quarterly Report on Form 10-Q.

We plan to increase the number of employees to meet the anticipated demand if we are able to achieve wider acceptance of our technology.

Off Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements.

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

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures and as a result of the material weaknesses discussed below, management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the period ended March 31, 2015, and has concluded that there was no change that occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the first quarter of 2015.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from SurePure, Inc. Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2015 and March 31, 2014, (iii) Unaudited Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2015 and March 31, 2014, (iv) Unaudited Consolidated Statements of Stockholders' Deficit for the three months ended March 31, 2015, (vi) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014 and (vi) Notes to the Unaudited Consolidated Financial Statements.*

_____________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SurePure,, Inc.

Date: April 24, 2015	By:	/s/ Guy R Kebble
		Name:	Guy R Kebble
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: April 24, 2015	By:	/s/ Stephen M. Robinson
		Name:	Stephen M. Robinson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from SurePure, Inc. Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2015 and March 31, 2014, (iii) Unaudited Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2015 and March 31, 2014, (iv) Unaudited Consolidated Statements of Stockholders' Deficit for the three months ended March 31, 2015, (vi) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014 and (vi) Notes to the Unaudited Consolidated Financial Statements.*

 _____________

*	Filed herewith.

