Form 10-Q
period 2015-06-30
SurePure, Inc.
filed 2015-07-28
CIK 1452176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-54172

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

The number of shares outstanding of the issuer’s common stock, as of July 28, 2015 was 47,345,816.

SUREPURE, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)

Assets

Current assets:
Cash	$59,585	$526
Accounts receivable	667	16,800
Prepaid expenses and other current assets	333,147	406,280
Total current assets	393,399	423,606

Property and equipment, net	-	-

Intangible assets, net	87,287	95,622
Total assets	$480,686	$519,228

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and other current liabilities	$1,097,126	$1,252,203
Customer deposits	706,782	412,703
Due to officers	1,362,214	1,148,085
Income taxes payable	508	480
Loan payable	282,350	265,522
Total current liabilities	3,448,980	3,078,993

Total liabilities	3,448,980	3,078,993

Stockholders' deficit:
Common stock, $.001 par value, 200,000,000 shares authorized, 47,345,816 shares issued and outstanding (47,345,816 shares issued and outstanding at December 31, 2014)	47,346	47,346
Preferred stock, $.01 par values, 31,155,282 shares authorized, 14,800,000 shares issued and outstanding (14,800,000 shares issued and outstanding at December 31, 2014)	148,000	148,000
Additional paid-in capital	30,595,591	30,570,760
Other comprehensive income	975,070	999,456
Deficit	(34,734,301)	(34,325,327)
Total stockholders' deficit	(2,968,294)	(2,559,765)

Total liabilities and stockholders' equity (deficit)	$480,686	$519,228

See Notes to Consolidated Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$1,451,803	$49,525	$1,550,143	$75,423

Cost of revenue	786,623	4,457	832,958	6,110

Gross profit	665,180	45,068	717,185	69,313

Expenses:
General and administrative expenses (includes equity-based compensation of $12,415, $34,142, $24,831 and $68,284 respectively)	495,312	850,520	1,032,302	1,728,191
Promotion and marketing	464	4,512	9,291	32,868
Research and development	19,384	11,466	36,722	68,116
Amortization	4,167	4,167	8,334	8,334

Total expenses	519,327	870,665	1,086,649	1,837,509

Income (loss) from operations	145,853	(825,597)	(369,464)	(1,768,196)

Other income (expense):
Interest expense (net)	(22,954)	(132,237)	(39,510)	(146,664)
Exchange rate gains and losses	-	(1,354)	-	(164)

Total other (expense) income	(22,954)	(133,591)	(39,510)	(146,828)

Income (loss) before provision for taxes	122,899	(959,188)	(408,974)	(1,915,024)

Provision for income taxes	-	-	-	-

Net income (loss)	$122,899	$(959,188)	$(408,974)	$(1,915,024)

Income (loss) per share – basic and diluted	$0.00	$(0.02)	$(0.01)	$(0.04)

Weighted average shares outstanding – basic and diluted	47,345,816	44,602,697	47,345,816	42,790,467

See Notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Three Months ended		Six Months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$122,899	$(959,188)	$(408,974)	$(1,915,024)

Other comprehensive income, net of tax

Unrealized gain (loss) on foreign currency translation	7,103	2,092	(24,386)	(7,542)
Comprehensive income (loss) net of tax	$130,002	$(957,096)	$(433,360)	$(1,922,566)

See Notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2015

						Accumulated
	Common			Additional		Other
	Shares	Common	Preferred	Paid-in		Comprehensive
	Issued	Stock	Stock	Capital	Deficit	Income	Total

December 31, 2014 (audited)	47,345,816	$47,346	$148,000	$30,570,760	$(34,325,327)	$999,456	$(2,559,765)

Equity-based compensation				24,831			24,831

Net (loss) for the year					(408,974)		(408,974)

Unrealized loss on foreign currency translation adjustment	-	-	-	-	-	(24,386)	(24,386)

June 30, 2015 (unaudited)	47,345,816	$47,346	$148,000	$30,595,591	$(34,734,301)	$975,070	$(2,968,294)

See Notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Six Months Ended
	June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash from operating activities:
Net loss	$(408,974)	$(1,915,024)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	8,334	8,334
Non-cash interest expense and loan costs	37,725	126,558
Issuance of common stock for consulting services	-	51,300
Equity-based compensation	24,831	68,284
Changes in assets and liabilities:
Accounts receivable	16,133	23,087
Prepaid expenses and other current assets	73,133	(2,497)
Accounts payable and other current liabilities	(155,077)	136,611
Customer deposits payable	294,079	56,700
Due to officers	209,120	290,869
Income taxes payable	-	(1)

Total cash provided by (used in) operating activities	99,304	(1,155,779)

Cash from financing activities:
Proceeds from issuance of equity	-	1,049,825
Proceeds from issuance of convertible debt	-	102,500

Total cash provided by financing activities	-	1,152,325

Effect of exchange rate changes on cash	(40,245)	(9,223)
Net increase (decrease) in cash	59,059	(12,677)
Cash, beginning of period	526	20,870
Cash, end of period	$59,585	$8,193

Supplemental disclosures:
Interest paid	$1,788	$1,588

See Notes to Consolidated Financial Statements.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2015 and 2014

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

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2015 and 2014

• SurePure Holdings South Africa (Pty) Ltd., which holds the South African patent, and its wholly-owned subsidiary, SurePure Marketing South Africa (Pty) Ltd. (“SPMSA”) which earn revenue from selling or otherwise distributing equipment utilizing the Group’s technology in South Africa. These entities became subsidiaries as a result of their acquisition on June 12, 2013; and

• SurePure Latin America Maqinas de Purificasao UVC Ltda. (“SPLAM”), which conducts no operations currently and is in the final stages of deregistration.

The Group’s reporting currency is the United States Dollar (“USD”) and these consolidated financial statements are presented in USD or “$.”

Adoption of New Accounting Standards

The Company has early adopted ASU 2014-10 Development Stage Entities which eliminates the requirement to provided Development Stage Entity reporting. As such, the financial statements as presented no longer contain information that aggregates all activities from the date of inception through the reporting date. The adoption of this new standard did not have a material impact on our financial position or results or operations.

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

Accounts Receivable

Accounts receivable represent amounts due from customers and are carried at original invoice amount less an estimate made for doubtful receivables. The Group establishes a provision for estimated doubtful accounts, if necessary. No allowance for doubtful accounts was deemed to be necessary at June 30, 2015 or at December 31, 2014.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2015 and 2014

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

The Group evaluates the carrying value of its intangible assets for impairment at least annually or when events or changes in circumstances are identified by management that indicate that such carrying values may not be fully recoverable. The evaluation involves estimating the future undiscounted cash flows expected to be derived from the assets to assess whether or not a potential impairment exists. As a result of its evaluations, management determined that it was not necessary to recognize a loss on impairment of its intangible assets for the three and six months ended June 30, 2015 and 2014.

Revenue

Revenue is earned from sales or use of equipment that uses the Company’s patented technology and is recognized, when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured. These criteria are usually met upon completion of delivery, installation and customer acceptance testing of the product by the customer.

Research and Development

Research and development costs are charged to expense as incurred.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2015 and 2014

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

Foreign Currency Translations

These consolidated financial statements are presented in USD, which is the Group’s reporting currency. The consolidated financial statements of the Group members have been translated into USD in accordance with GAAP. All asset and liability accounts on the consolidated balance sheets have been translated using the spot exchange rate in effect at the consolidated balance sheet date. Equity accounts have been translated at their historical rates when the capital transaction occurred. Income and expenses have been translated at the average exchange rates for the periods presented. Adjustments resulting from the translation of the Group’s consolidated financial statements are included in the consolidated statement of other comprehensive income (loss). Actual transaction gains and losses are included in the consolidated statements of operations as incurred.

The functional currencies of the companies included in the Group are their respective local currencies. Accordingly, the Group is exposed to transaction gains and losses that result from changes in various foreign currency exchange rates.

Applicable functional currencies are:

SPI, SPO, and SPP	Swiss Francs – CHF
SPLAM	Brazilian Real – BRL
SPHSA and SPMSA	South African Rand – ZAR

Exchange rates used for conversion of foreign items to USD at the end of each period and the average for each period were:

	Three Months Ended		Six Months Ended
	June 30		June 30		December 31,
	2015	2014	2015	2014	2014
CHF:
Reporting date	1.0703	1.1216	1.0703	1.1216	1.0105
Average for period	1.0617	1.1247	1.0562	1.1223	1.0938

BRL:
Reporting date	0.3166	0.4536	0.3166	0.4536	0.3722
Average for period	0.3250	0.4477	0.3380	0.4352	0.4257

ZAR:
Reporting date	0.0813	0.0944	0.0813	0.0944	0.0861
Average for period	0.0827	0.0948	0.0839	0.0935	0.0922

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2015 and 2014

Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are computed by dividing net income or loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue shares of Common Stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into shares of Common Stock or could otherwise cause the issuance of shares of Common Stock that then would share in earnings (losses). Such potential issuances of additional shares of Common Stock are included in the computation of diluted earnings per share. Except as disclosed in Note 7 and 11 of these Notes to Consolidated Financial Statements, the Company has no securities or other contracts to issue shares of Common Stock that could cause any dilution of earnings. In addition, when there is a loss, diluted loss per share is not computed because any potential additional common shares of Common Stock would reduce the reported loss per share and therefore have an anti-dilutive effect.

2. Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)

Machinery and equipment	$5,010	$5,010
Furniture and fixtures	12,753	12,753
Motor vehicles	14,400	14,400
Office and computer equipment	12,647	12,647
	44,810	44,810
Less: Accumulated depreciation	44,810	44,810

Property and equipment, net	$-	$-

Property and equipment is fully depreciated, and there was no depreciation expense for the three and six months ended June 30, 2015 and 2014.

3. Intangible Assets

Intangible assets consist of the following:

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)

Patents	$208,943	$208,943
Less: Accumulated amortization	121,656	113,321

Intangible assets, net	$87,287	$95,622

Amortization expense was $4,167 for the three months ended June 30, 2015 and 2014 and $8,334 for the six months ended June 30, 2015 and 2014.

4. Due to Officers

Due to officers consists of unpaid salaries, accrued leave and advances from executives totaling $1,362,214 and $1,148,085 at June 30, 2015 and December 31, 2014, respectively. During 2014, the Company’s chief executive officer advanced $58,720 to SPMSA, of which $52,393 was outstanding at June 30, 2015. The chief executive officer has not been paid a portion of his salary and unreimbursed expenses and was due $108,613 as of June 30, 2015. During 2015 the chief executive officer advanced ZAR 2 million (approximately $162,000) to the Company under a loan agreement; the loan bears interest at the rate of 2% per month. The amount outstanding at June 30, 2015, including accrued interest of $5,009, is $170,861. The Company’s chief financial officer has not been paid his salary since October 2012. The amount owed to the chief financial officer as of June 30, 2015 includes unpaid salary of $783,792 and an amount due to the chief executive officer which has been ceded to the chief financial officer of $246,555.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2015 and 2014

5. Other Loans Payable

On April 4, 2013, SPMSA borrowed ZAR 2 million (approximately $201,000) from a lender pursuant to a note. The terms of the loan provide for interest of 2% per month on the outstanding balance which is payable together with the principal balance no later than December 31, 2013. An officer and stockholder of the Company deposited 1,000,000 shares of Common Stock with the lender as collateral for the repayment of the loan to SPMSA. On June 10, 2015, the repayment date was further extended to September 30, 2015. Interest on this loan was approximately $16,000 and $15,000 for the three months ended June 30, 2015 and 2014 and $32,600 and $28,700 for the six months ended June 30, 2015 and 2014. As of June 30, 2015, the unpaid balance on this loan was $282,350 and is included in loans payable in the accompanying Consolidated Balance Sheet.

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

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2015 and 2014

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

During the year ended December 31, 2014, the preferred stockholder converted 5,000,000 shares of the Company’s preferred stock into 5,000,000 shares of the Company’s Common Stock.  At both June 30, 2015 and December 31, 2014, there were 14,800,000 issued and outstanding shares of the Company’s preferred stock.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2015 and 2014

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

At June 30, 2015 and December 31, 2014, there were 47,345,816 shares of the Company’s Common Stock issued and outstanding.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2015 and 2014

8. Stock Subscriptions

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

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2015 and 2014

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

During the year ended December 31, 2014, the holder of the Company’s convertible preferred shares converted 5,000,000 shares of Preferred Stock into 5,000,000 shares of Common Stock. The holder did not convert any shares of Preferred Stock during the first or second quarters of 2015.

9. Stockholders’ Deficit

The consolidated stockholders’ deficit of the Company consists of common stock, additional paid-in capital, deficit and accumulated other comprehensive income. The amounts for equity in variable interest entities and noncontrolling interest have been reclassified to additional paid-in capital, deficit and accumulated other comprehensive income effective with the acquisition of SPHSA on June 12, 2013.

10. Income Taxes

The Company and its subsidiaries file income tax returns in Switzerland, South Africa, the United States and Brazil. The components of income (loss) from operations before income taxes, by jurisdiction, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Switzerland	$312,843	$(397,962)	$83,321	$(883,745)
South Africa	$(122,324)	(157,520)	(258,310)	(384,174)
United States	$(67,620)	(403,706)	(233,985)	(647,105)
Brazil	-	-	-	-
Total Net Income (Loss)	$122,899	$(959,188)	$(408,974)	$(1,915,024)

The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current tax provision:
Switzerland	$-	$-	$-	$-
South Africa	-	-	-	-
United States	-	-	-	-
Brazil	-	-	-	-
Total current tax provision	-	$-	-	$-

Deferred tax provision:
Switzerland	56,767	$(71,303)	15,759	$(158,070)
South Africa	(34,215)	(44,066)	(72,256)	(107,490)
United States	(23,667)	(141,297)	(81,894)	(226,487)
Brazil	235,375	-	235,375	-
Change in valuation allowance	(234,260)	256,666	(96,984)	492,047
Total deferred provision	-	-	-	-

Total	$-	$-	$-	$-

The Company has determined that the future tax benefits from net operating losses are not likely to be realized in future periods and a full valuation allowance has been provided for all periods.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2015 and 2014

The income tax effect of each type of temporary difference giving rise to the net deferred tax asset as follows:

	June 30,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$6,555,878	$6,652,861
Less: valuation allowance	(6,555,878)	(6,652,861)

Total	$-	$-

The following reconciles the effective income tax rates with the statutory rates for the three and six months ended June 30, 2015 and 2014:

			United
	Switzerland	South Africa	States	Brazil	Total

Statutory rate of tax	8.5%/18%	28.0%	35.0%	25.0%

Three months ended June 30, 2015:
Net income (loss) from operations before taxes	$312,843	$(122,324)	$(67,620)	$-	$122,899

As calculated at the statutory rate	56,767	(34,286)	(23,667)	-	(1,186)

Permanent differences	-	71	-	235,375	235,446
Change in valuation reserves	(56,767)	34,215	23,667	(235,375)	(234,260)

Provision for income taxes	$-	$-	$-	$-	$-

Three months ended June 30, 2014:
Net (loss) from operations before taxes	$(397,962)	$(157,520)	$(403,706)	$-	$(959,188)

As calculated at the statutory rate	(71,303)	(44,106)	(141,297)	-	(256,706)

Permanent differences	-	40	-	-	40
Change in valuation reserves	71,303	44,066	141,297	-	256,666

Provision for income taxes	$-	$-	$-	$-	$-

Six months ended June 30, 2015:
Net income (loss) from operations before taxes	$83,321	$(258,310)	$(233,985)	$-	$(408,974)

As calculated at the statutory rate	15,759	(72,327)	(81,894)	-	(138,462)

Permanent differences	-	71	-	235,375	235,446
Change in valuation reserves	(15,759)	72,256	81,894	(235,375)	(96,984)

Provision for income taxes	$-	$-	$-	$-	$-

Six months ended June 30, 2014:
Net (loss) from operations before taxes	$(883,745)	$(384,174)	$(647,105)	$-	$(1,915,024)

As calculated at the statutory rate	(158,070)	(107,569)	(226,487)	-	(492,126)

Permanent differences	-	79	-	-	79
Change in valuation reserves	158,070	107,490	226,487	-	492,047

Provision for income taxes	$-	$-	$-	$-	$-

Permanent differences are principally related to loss on disposal of property and equipment, interest and penalties and unallowable expenses.

The Company and Group members remain subject to tax examinations for the year ended December 31, 2014 in Switzerland and South Africa, for the six years ended December 31, 2014 in the U.S and for the four years ended December 31, 2014 in Brazil.

During December 2013 the Internal Revenue Service (the “IRS”) notified the Company of assessments totaling $40,000 based on the failure by the Company’s management prior to the December 12, 2012 share exchange to file certain information returns for the years 2008-2011. The Company requested, but did not receive, administrative relief from the IRS from the assessments. The Company entered into an agreement with the IRS to pay the outstanding balance over four months in installments of $10,000 each commencing August 15, 2014. The Company made the payment of the first installment of $10,000 on August 7, 2014. The Company obtained an updated settlement amount from the IRS during February 2015 and paid the amount in full to the IRS during March 2015.

11. 2012 Stock Option Plan

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

Three and six months ended June 30, 2015 and 2014

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

There was no reduction for estimated forfeitures. Under this model and the foregoing assumptions, the options granted in 2013 were valued at $151,053. Of this amount, $87,452, $15,900 and $47,701 is attributable to executives, employees and consultants, respectively. Equity-based compensation for the three months ended June 30, 2015 and 2014 was $12,415 and $34,142 respectively and $24,831 and $68,284 for the six months ended June 30, 2015 and 2014 respectively. These amounts are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

12. Commitments, Contingencies and Tax Obligation

Lease Commitments

The Group leases two premises in South Africa under operating leases.  One location is an office facility and the other is a workshop.  The office facility lease was originally scheduled to expire on April 30, 2012 and has been extended in a short-term basis several times. The lease term terminated on February 28, 2014, and the Company leased this office for an additional month in March 2014.  The Company executed a one-year lease for a new office facility effective April 1, 2014 and was able to terminate this lease in May 2014. The lease for the Group’s workshop facility originally expired on April 30, 2012 and was also extended on a short-term basis. The workshop is being leased on a month-to-month basis. On June 1, 2014, the Company lease new office and workshop facilities for a one-year term. The lease for the office terminated on May 31, 2015 and was not renewed. The monthly rent for the workshop lease is approximately $900. In addition to the payments required under the preceding leases, payments are made for space rentals on an as-needed basis. The total rent expense was approximately $9,000 and $18,000 for the three months ended June 30, 2015 and 2014, respectively and $15,000 and $35,000 for the six months ended June 30, 2015 and 2014 respectively. Rent expense is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2015 and 2014

The future rent commitments under the above lease for the twelve months ending December 31, 2015 is approximately $11,000.

Payroll Commitments

The Group’s employees in South Africa have employment contracts that provide for one month of notice before the employee can be terminated.  As of June 30, 2015, the total monthly salary commitment applicable to these employees was approximately $11,500.

Payroll Tax Obligations

During 2013, SPMSA received notification from the South African Revenue Service (“SARS”) regarding unpaid payroll taxes of approximately $185,000.  SPMSA requested additional time to arrange a payment plan that is suitable to both parties and commenced making monthly payments to SARS. Due to insufficient funds the SPMSA has been unable to continue making additional payments in this regard and has requested additional time to arrange a payment plan that is suitable to both parties. As at June 30, 2015 and December 31, 2014, the unpaid balance of this liability was approximately $103,000 and $80,000, respectively and is included in accounts payable and other current liabilities in the accompanying Consolidated Balance Sheets. Effective October 31, 2014, SARS placed a collection order on the bank account of SPMSA for the outstanding amounts due.

Additionally, the Company has payroll tax obligations in Switzerland relating to the employment of the chief financial officer by SPOAG. As at June 30, 2015 and December 31, 2014, the unpaid balance of this liability was approximately $77,000 and $53,000, respectively and is included in accounts payable and other current liabilities in the accompanying Consolidated Balance Sheets.

Employment and Consulting Agreements

The Company has entered into agreements to secure the services of two executives.  These agreements provide for annual compensation and require a minimum termination notice period by the employer of three months.  Both executives are stockholders of the Company. The minimum amount due under these agreements is approximately $144,000 over the year ending December 31, 2015.

The total compensation to these executives and one former executive was approximately $155,000 and $192,000 for the three months ended June 30, 2015 and 2014, respectively and $299,000 and $386,000 for the six months ended June 30, 2015 and 2014 respectively.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2015 and 2014

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

Other Commitments

The Company is obligated to make payments of approximately $63,500 subsequent to June 30, 2015 in connection with purchase orders open as of June 30, 2015 for the purchase of machines to be delivered in 2015. Payments to vendors relating to these purchases are scheduled to be made prior to August 31, 2015 from the proceeds of the sales to which they relate.

13. Subsequent Events

The Company has evaluated its subsequent events since June 30, 2015 and has disclosed in Note 12 with respect to open purchase orders and payroll tax obligations.

14. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of the Group as a going concern. Due to the start-up nature of its business, the Group has generated recurring losses and expects to incur additional losses as it expands its photopurification technology and develops marketing, sales and financial plans. As reflected in the accompanying Consolidated Financial Statements, the Company’s total consolidated liabilities exceed total consolidated assets at June 30, 2015 and December 31, 2014 by $2,968,294 and $2,559,765, respectively.

To date, the Company’s cash flow has been funded with cash investments by its shareholders, certain third parties and to a considerably lesser extent, revenue. These inflows have been insufficient to enable the Company to cover its costs. For the six months ended June 30, 2015 there has been a substantial increase in current liabilities. Additionally as disclosed in Note 12 with respect to payroll tax obligations, the Company has been unable to meet its obligations in terms of these taxes.

The Company requires additional capital to continue its development and to achieve sufficient revenues to support its operations. The extent of the Company’s future working capital requirements depend on many factors, including its ability to maintain revenues and to manage expenses. The Company requires additional financing either through borrowings or the sale of equity to support its operations.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2015 and 2014

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

Management is currently pursuing plans to address the cash flow requirements of the Company for the twelve months ending June 30, 2016 and beyond. The Company is engaged in discussions with current and other potential investors, and the Company is also considering additional offerings of Common Stock. The Company was not, however, able to secure any additional equity financing during the first half of 2015 from existing shareholders or otherwise, despite its efforts to do so. In addition, the Company projects that increase in the commercialization of its technology may provide additional cash flow for operations. The Company entered into sales contracts of approximately $940,000 during the six-month period ended June 30, 2015.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements.  These statements are based on the beliefs and assumptions of our management based on information currently available to them.  Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “Commission”), as well as in other documents that we have filed with the Commission.  Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Overview

The results presented in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” are those of SurePure, Inc. and its subsidiaries (all of which are collectively referred to in this Management’s Discussion and Analysis of Financial Condition and Results of Operations as “we”) as reflected in our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with such consolidated financial statements and the notes thereto. The commentary presented below pertains to our unaudited consolidated financial statements for the quarters ended June 30, 2015 and 2014 and for the six month periods ended June 30, 2015 and 2014.

Insufficient Funding

For the period from our inception on August 24, 2005 to June 30, 2015, we had net losses of approximately $31,185,000. During the six months ended June 30, 2015, although we had an increase in operating revenues, we nevertheless continue to experience a significant shortfall in funding from investors. As a result, we require significant additional funding to maintain our operations and execute our business plan. If we are unable to obtain financing from our current shareholders or other sources, we will be unable to meet our business objectives and may scale back or even discontinue our operations until such time, if ever, that we are able to obtain financing. Notwithstanding our efforts to obtain financing, there is no assurance that any financing will be available on acceptable terms or at all. See “—Liquidity and Capital Resources.”

Business Overview

SurePure Inc. (SURP) is quoted on the OTCQB market and owns the international patent for a novel liquid purification technology that uses UV, rather than heat, to sterilize liquids. Using ultraviolet C light, the photopurification process can deliver the same or superior microbiological efficacy to pasteurization on both clear and turbid liquids without the concomitant energy consumption or degradation of the liquid, either biochemically or organoleptically.

Although UV light has long been used as a surface sterilizer and has been applied to clear water successfully, this is the first technology of its kind that can process opaque or turbid liquids. Its scope of application is therefore virtually unlimited. Food-grade liquid application in beverages abound; technical application to process water and liquid raw materials, as well as liquids such as diesel are possible; even the medical application of this technology from blood to breast milk is being explored. We continue to do research work either by ourselves or in conjuction with clients to establish the efficacy on other liquids including various consumer beverages and home care products.

The heart of the SurePure photopurification technology is the Turbulator technology for which SurePure holds 1 United States and 16 foreign patents. The unique and self-cleaning design of the Turbulator enables the purification of turbid liquids on an industrial processing scale.

We have experienced negative cash flows from operations with respect to our business since our inception. As of June 30, 2015, we did not have adequate working capital resources to satisfy our current liabilities, and, as a result, we have substantial doubt about our ability to continue as a going concern. Based on our current projections, we are not assured that we will have the cash resources to enable us to continue to fund normal operations.

Plan of Operation

We seek to expand the commercial acceptance of our SurePure Turbulator purification systems. To pursue this goal, contingent on our obtaining sufficient capital to maintain our operations, we plan to execute the following steps:

•	Attend and promote our product at international trade shows in 2015 and 2016 for the brewing, dairy industries, liquid egg and industrial applications. At these venues we will seek to establish contact with industry participants, including distributors of engineered systems, and to make them aware of our product’s advantages and the expanded applications of the product that we have developed;

•	Continue to pursue regulatory clearances and approvals for applications, such as dairy, that are required for our technology to be sold in those industries. In particular, we expect to take the following actions with regulatory agencies:

•	To request review of the SurePure technology by the US Food and Drug Administration (“FDA”) for a number of applications so that the technology may be categorized as “generally recognized as safe,” or “GRAS”;

•	To receive approval of the material that we and a UK customer submitted to the UK Food Standard Authority in June 2011 to obtain EU Novel Food approval; and

•	To receive approval from the International Organization of Wine and Vine (“OIV”) for the use of the SurePure technology for wine industry applications.

•	Seek to market and sell our product and our technology for industrial applications;

•	Seek to expand the level of commercialization of our technology in the liquid egg, wine, dairy, fruit juice, carbonated soft drink and other beverage industries;

•	Expand our distribution networks for our products by identifying additional distributors according to geographic market, expertise with specific liquids and existing client relationships and negotiating agreements with the identified distributors on terms acceptable to both the distributors and to us; and

•	Obtain additional equity financing to support our growth from current shareholders, institutional investors or other investors to provide capital to support and augment our operations.

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

During the period ended June 30, 2015, we focused on the following activities:

•	continuing with commercial trials with key customers;

•	concluding agreements with customers;

•	working with regulatory authorities such that our technology can be employed in key areas;

•	manufacturing, delivering and commissioning equipment ordered by customers; and

•	negotiating financing arrangements.

Subsequent to June 30, 2015, we have focused on the following activities:

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

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2015 compared with our results of operations for the three and six months ended June 30, 2014:

	Three Months Ended:		Variance
	June 30, 2015	June 30, 2014	$	%

Revenues	$1,452,000	$50,000	1,402,000	2804%

General and Administrative Expenses	495,000	851,000	(356,000)	-42%

Research and Development	19,000	11,000	8,000	73%

Interest Expense	23,000	132,000	(109,000)	-83%

Net Profit / (Loss)	123,000	(959,000)	1,082,000	-113%

	Six Months Ended:		Variance
	June 30, 2015	June 30, 2014	$	%

Revenues	$1,550,000	$75,000	1,475,000	1967%

General and Administrative Expenses	1,032,000	1,728,000	(696,000)	-40%

Research and Development	37,000	68,000	(31,000)	-46%

Interest Expense	40,000	147,000	(107,000)	-73%

Net Loss	409,000	1,915,000	(1,506,000)	-79%

Revenues

We had revenues of approximately $1,452,000 during the three months ended June 30, 2015, representing a 2804% increase as compared to approximately $50,000 for the three months ended June 30, 2014. This increase as compared to the 2014 year was primarily due to the increase in new customer installations during the period. Revenue for the six months ended June 30, 2015 was approximately $1,550,000, an increase of 1967%, compared to the six months ended June 30, 2014.

Although we are negotiating certain agreements for the commercialization of our SurePure technology and although there are ongoing tests of our technology with potential customers, it is unlikely that more than one or two of those agreements as currently structured will generate significant amounts of revenue during the next six months. As a general matter, however, we expect that revenues will increase to the extent that our commercialization efforts are successful. These commercialization efforts seek to introduce our technology to a broader range of clients and geographic areas. Our business model is largely based on sales of equipment.

General and Administrative Expenses

We had general and administrative expenses of approximately $495,000 during the three months ended June 30, 2015, representing a 42% decrease as compared with approximately $851,000 during the three months ended June 30, 2014. This decrease as compared to 2014 was primarily due to lower professional fees resulting from the reorganization of our South African entities during 2014, lower employment costs due to reduction in staff numbers and remuneration levels as well as reduced travel expenditures due to timing of customer visits. For the six months ended June 30, 2015, general and administrative expenses of approximately $1,032,000 were 40% lower than the comparable expenses of $1,728,000 for the six months ended June 30, 2014. This decrease as compared to 2014 was also primarily due to lower professional fees resulting from the reorganization of our South African entities as direct subsidiaries during 2014, lower employment costs due to reduction in staff numbers and remuneration levels as well as reduced travel expenditures due to timing of customer visits.

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

Research and Development Expenses

We had research and development expenses of approximately $19,000 for the three months ended June 30, 2015, representing a 73% increase as compared with approximately $11,000 for the three months ended June 30, 2014. Research and development expenses for the six months ended June 30, 2015 were approximately $37,000, or 46% lower than the approximately $68,000 of research and development expenses for the six months ended June 30, 2014. This decrease as compared to the first half of 2014 was primarily due to timing of research work related to regulatory submissions.

We expect that our research and development expenses will increase in future periods as we pursue new applications and clients for our technology.

Interest Expense

We had interest expense of approximately $23,000 for the three months ended June 30, 2015, representing a 83% decrease, as compared to approximately $132,000 of interest expense for the three months ended June 30, 2014. Interest expense was approximately $40,000 for the six months ended June 30, 2015, representing a 73% decrease as compared to approximately $147,000 of interest expense for the six months ended June 30, 2014. This decrease was primarily due to the fact that during August 2014 we repaid the debenture that was outstanding during the second quarter of 2014.

Net Income (Loss)

For the reasons discussed above, we had a net income of approximately $123,000 for the three months ended June 30, 2015, compared with a net loss of approximately $959,000 for the three months ended June 30, 2014. Net losses for the six months ended June 30, 2015 were approximately $409,000 as compared to approximately $1,915,000 for the six months ended June 30, 2014, or a decrease of 79%.

Although we generated a profit in the second quarter, we have not as yet generated sufficient revenue to fund our operations for the six months to date in 2015, and we expect our net losses to continue until such time as our commercialization efforts for our technology produce an increase in revenues sufficient to meet the cost of our operations. Accordingly, we expect to continue to operate at a loss at least through calendar 2015.

Income Tax Expense (Benefit)

We have realized net operating losses in Switzerland, South Africa and the United States. In addition to net operating losses in prior periods, our net operating losses during the quarter may result in a potential future income tax benefit, to the extent that any unexpired net operating loss carry-forwards can offset future operating profits.

Impact of Inflation

We believe that inflation has not had a material effect on our operations for the period from August 24, 2005 (when our operations began) to June 30, 2015.

Capital Expenditures

We did not invest in property and equipment during the quarter ended June 30, 2015.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been through sales of our Common Stock to our investors. During the quarter ended June 30, 2015, however we were unable to obtain additional equity funding.

We continue to discuss potential financing transactions with various third parties, but we cannot provide any assurance that we will be able to conclude financing transactions with these or any other investors.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and, as such, we will require debt or equity financing. We are pursuing prospective sources for equity financing in an amount that would allow us to meet our commercialization targets. We face significant obstacles to attracting new financing due to our historical and current record of net losses and working capital deficits and the low level of the commercialization of our technology. Therefore, despite our efforts, we can provide no assurances that we will be able to obtain the financing required to meet our stated objectives or even to continue our business as a going concern.

The following table summarizes our financial position at June 30, 2015 compared with our financial position at December 31, 2014:

	As of:		Variance
	June 30, 2015	December 31, 2014	$	%

Cash	$60,000	$1,000	59,000	5900%

Other Current Assets	334,000	423,000	(89,000)	-21%

Total Assets	481,000	519,000	(38,000)	-7%

Current Liabilities	3,449,000	3,079,000	370,000	12%

As noted above under “Insufficient Funding” and as also noted below under this heading, our current cash resources are extremely limited.

As of June 30, 2015, we had cash of approximately $60,000 and other current assets of approximately $334,000, consisting of accounts receivable and prepaid expenses, and total assets of approximately $481,000. As of June 30, 2015, we had current liabilities of approximately $3,449,000, consisting of accounts payable, accounts payable to related parties and accrued liabilities. Of this amount, approximately $1,362,000 represented liabilities that were due to officers and stockholders, an increase in liabilities to officers and stockholders of approximately $214,000 as compared to such amount as of December 31, 2014. Our shareholders’ deficit was approximately $2,968,000 as of June 30, 2015, compared with deficit of approximately $2,560,000 as of December 31, 2014.

Cash Flow Analysis

For the six months ended June 30, 2015 our cash generated by operating activities was approximately $59,000, which amount corresponded mainly to net losses from our operations offset by an increase in customer deposits and amounts due to officers and stockholders. However we expect to continue to have periods of negative cash flows from operating activities until such time as we fully commercialize our technology.

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

As of June 30, 2015, we had no off-balance sheet arrangements.

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

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures and as a result of the material weaknesses discussed below, management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2015, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the second quarter of 2015.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from SurePure, Inc. Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2015 and June 30, 2014, (iii) Unaudited Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and June 30, 2014, (iv) Unaudited Consolidated Statements of Stockholders' Deficit for the six months ended June 30, 2015, (vi) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and March 31, 2014 and (vi) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SurePure, Inc.

Date: July 28, 2015	By:	/s/ Guy R Kebble
		Name:	Guy R Kebble
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2015	By:	/s/ Stephen M. Robinson
		Name:	Stephen M. Robinson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from SurePure, Inc. Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2015 and June 30, 2014, (iii) Unaudited Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and June 30, 2014, (iv) Unaudited Consolidated Statements of Stockholders' Deficit for the six months ended June 30, 2015, (vi) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and March 31, 2014 and (vi) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.

