Form 10-Q/A
period 2015-03-31
SurePure, Inc.
filed 2015-08-06
CIK 1452176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (“Form 10-Q/A-1”) to our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on April 24, 2015 (the “Form 10-Q”), to correct our disclosure under Item 4 of the Form 10-Q as noted by the SEC in its comment letter dated July 30, 2015.

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

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the first quarter of 2015.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from SurePure, Inc. Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2015 and March 31, 2014, (iii) Unaudited Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2015 and March 31, 2014, (iv) Unaudited Consolidated Statements of Stockholders' Deficit for the three months ended March 31, 2015, (vi) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014 and (vi) Notes to the Unaudited Consolidated Financial Statements.

_____________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SurePure,, Inc.

Date: August 6, 2015	By:	/s/ Guy R Kebble
		Name:	Guy R Kebble
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015	By:	/s/ Stephen M. Robinson
		Name:	Stephen M. Robinson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from SurePure, Inc. Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2015 and March 31, 2014, (iii) Unaudited Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2015 and March 31, 2014, (iv) Unaudited Consolidated Statements of Stockholders' Deficit for the three months ended March 31, 2015, (vi) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014 and (vi) Notes to the Unaudited Consolidated Financial Statements.

 _____________

*	Filed herewith.

