Form 10-Q/A
period 2015-06-30
SurePure, Inc.
filed 2015-08-06
CIK 1452176

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (“Form 10-Q/A-1”) to our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on July 28, 2015 (the “Form 10-Q”), to correct our disclosure under Item 4 of the Form 10-Q as noted in its comment letter dated July 30, 2015.

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

SurePure, Inc.

Date: August 6, 2015	By:	/s/ Guy R Kebble
		Name:	Guy R Kebble
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015	By:	/s/ Stephen M. Robinson
		Name:	Stephen M. Robinson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from SurePure, Inc. Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2015 and June 30, 2014, (iii) Unaudited Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and June 30, 2014, (iv) Unaudited Consolidated Statements of Stockholders' Deficit for the six months ended June 30, 2015, (vi) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and March 31, 2014 and (vi) Notes to the Unaudited Consolidated Financial Statements.

*	Filed herewith.

