Form 10-Q
period 2015-09-30
SurePure, Inc.
filed 2015-11-03
CIK 1452176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the issuer’s common stock, as of November 3, 2015 was 56,641,816.

SUREPURE, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)

Assets

Current assets:
Cash	$12,112	$526
Accounts receivable	20,000	16,800
Prepaid expenses and other current assets	26,152	406,280
Total current assets	58,264	423,606

Property and equipment, net	-	-

Intangible assets, net	83,121	95,622

Total assets	$141,385	$519,228

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and other current liabilities	$1,167,988	$1,252,203
Customer deposits	-	412,703
Due to officers	442,665	1,148,085
Income taxes payable	489	480
Loan payable	-	265,522

Total current liabilities	1,611,142	3,078,993

Total liabilities	1,611,142	3,078,993

Stockholders' deficit:
Common stock, $.001 par value, 200,000,000 shares authorized, 56,641,816 shares issued and outstanding (47,345,816 shares issued and outstanding at December 31, 2014)	56,642	47,346
Preferred stock, $.01 par values, 31,155,282 shares authorized, 14,800,000 shares issued and outstanding (14,800,000 shares issued and outstanding at December 31, 2014)	148,000	148,000
Additional paid-in capital	31,998,386	30,570,760
Other comprehensive income	1,054,490	999,456
Deficit	(34,727,275)	(34,325,327)
Total stockholders' deficit	(1,469,757)	(2,559,765)

Total liabilities and stockholders' deficit	$141,385	$519,228

See Notes to Consolidated Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$893,253	$447,104	$2,443,396	$522,527

Cost of revenue	460,801	225,694	1,293,759	231,804

Gross profit	432,452	221,410	1,149,637	290,723

Expenses:
General and administrative expenses (includes equity-based compensation of $12,691, $34,142, $37,522 and $102,426 respectively)	427,332	732,240	1,459,634	2,460,431
Promotion and marketing	2,767	6,130	12,058	38,998
Research and development	11,081	24,139	47,803	92,255
Amortization	4,167	4,166	12,501	12,500

Total expenses	445,347	766,675	1,531,996	2,604,184

Loss from operations	(12,895)	(545,265)	(382,359)	(2,313,461)

Other income (expense):
Interest expense (net)	(9,030)	(20,233)	(48,540)	(166,897)
Gain on settlement of debt	28,951	-	28,951	-
Exchange rate losses	-	157	-	(7)

Total other income (expense)	19,921	(20,076)	(19,589)	(166,904)

Income (loss) before provision for taxes	7,026	(565,341)	(401,948)	(2,480,365)

Provision for income taxes	-	-	-	-

Net income (loss)	$7,026	$(565,341)	$(401,948)	$(2,480,365)

Income (loss) per share – basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.06)

Weighted average shares outstanding – basic and diluted	52,851,545	46,729,356	49,201,227	44,117,858

See Notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$7,026	$(565,341)	$(401,948)	$(2,480,365)

Other comprehensive income, net of tax
Unrealized gain on foreign currency translation	79,420	47,027	55,034	39,485
Comprehensive income (loss) net of tax	$86,446	$(518,314)	$(346,914)	$(2,440,880)

See Notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

						Accumulated
	Common			Additional		Other
	Shares	Common	Preferred	Paid-in		Comprehensive
	Issued	Stock	Stock	Capital	Deficit	Income	Total

December 31, 2014 (audited)	47,345,816	$47,346	$148,000	$30,570,760	$(34,325,327)	$999,456	$(2,559,765)

Issuance of common stock to settle liabilities	9,296,000	9,296	-	1,390,104	-	-	1,399,400

Equity-based compensation	-	-	-	37,522	-	-	37,522

Net loss for the period	-	-	-	-	(401,948)	-	(401,948)

Unrealized gain on foreign currency translation adjustment	-	-	-	-	-	55,034	55,034

September 30, 2015 (unaudited)	56,641,816	$56,642	$148,000	$31,998,386	$(34,727,275)	$1,054,490	$(1,469,757)

See Notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash from operating activities:
Net loss	$(401,948)	$(2,480,365)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	12,501	12,500
Non-cash interest expense and loan costs	46,332	126,558
Non-cash gain on settlement of debt	(28,951)	-
Issuance of common stock for consulting services	-	78,000
Equity-based compensation	37,522	102,426
Changes in assets and liabilities:
Accounts receivable	(3,200)	(5,251)
Prepaid expenses and other current assets	380,128	(233,000)
Accounts payable and other current liabilities	(84,215)	340,104
Customer deposits payable	(412,703)	408,570
Due to officers	434,378	382,406
Income taxes payable	-	(34)

Total cash used in operating activities	(20,156)	(1,268,086)

Cash from financing activities:
Proceeds from issuance of equity	-	1,191,077
Proceeds from issuance of convertible debt	-	37,500

Total cash provided by financing activities	-	1,228,577

Effect of exchange rate changes on cash	31,742	21,493

Net increase (decrease) in cash	11,586	(18,016)

Cash, beginning of period	526	20,870

Cash, end of period	$12,112	$2,854

Supplemental disclosures:
Interest paid	$2,208	$1,363

Issuance of common stock in settlement of loans	$251,400	$-

Issuance of common stock in settlement of amounts due to officers	$1,148,000	$-

See Notes to Consolidated Financial Statements.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2015 and 2014

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

Three and nine months ended September 30, 2015 and 2014

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

Adoption of New Accounting Standards

The Company has, effective January 1, 2015, early adopted ASU 2014-10 Development Stage Entities which eliminates the requirement to provided Development Stage Entity reporting. As such, the financial statements as presented no longer contain information that aggregates all activities from the date of inception through the reporting date. The adoption of this new standard did not have a material impact on our financial position or results or operations.

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

Accounts Receivable

Accounts receivable represent amounts due from customers and are carried at original invoice amount less an estimate made for doubtful receivables. The Group establishes a provision for estimated doubtful accounts, if necessary. No allowance for doubtful accounts was deemed to be necessary at September 30, 2015 or at December 31, 2014.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2015 and 2014

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

The Group evaluates the carrying value of its intangible assets for impairment at least annually or when events or changes in circumstances are identified by management that indicate that such carrying values may not be fully recoverable. The evaluation involves estimating the future undiscounted cash flows expected to be derived from the assets to assess whether or not a potential impairment exists. As a result of its evaluations, management determined that it was not necessary to recognize a loss on impairment of its intangible assets for the three and nine months ended September 30, 2015 and 2014.

Revenue

Revenue is earned from sales or use of equipment that uses the Company’s patented technology and is recognized, net of returns and discounts, when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured. These criteria are usually met upon completion of delivery and customer acceptance testing of the product by the customer.

Research and Development

Research and development costs are charged to expense as incurred.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2015 and 2014

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

Applicable functional currencies are:

SPI, SPO, and SPP	Swiss Francs – CHF
SPLAM	Brazilian Real – BRL
SPHSA and SPMSA	South African Rand – ZAR

Exchange rates used for conversion of foreign items to USD at the end of each period and the average for each period were:

	Three Months Ended		Nine Months Ended
	September 30		September 30		December 31,
	2015	2014	2015	2014	2014
CHF:
Reporting date	1.0284	1.0510	1.0284	1.0510	1.0105
Average for period	1.0374	1.0948	1.0499	1.1131	1.0938

BRL:
Reporting date	0.2437	0.4102	0.2437	0.4102	0.3722
Average for period	0.2851	0.4397	0.3202	0.4367	0.4257

ZAR:
Reporting date	0.0712	0.0887	0.0712	0.0887	0.0861
Average for period	0.0772	0.0929	0.0816	0.0993	0.0922

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2015 and 2014

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

2. Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)

Machinery and equipment	$5,010	$5,010
Furniture and fixtures	12,753	12,753
Motor vehicles	14,400	14,400
Office and computer equipment	12,647	12,647
	44,810	44,810
Less: Accumulated depreciation	44,810	44,810

Property and equipment, net	$-	$-

Property and equipment is fully depreciated, and there was no depreciation expense for the three and nine months ended September 30, 2015 and 2014.

3. Intangible Assets

Intangible assets consist of the following:

	September 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)

Patents	$208,943	$208,943
Less: Accumulated amortization	125,822	113,321

Intangible assets, net	$83,121	$95,622

Amortization expense was $4,167 for the each of the three months ended September 30, 2015 and 2014 and $12,501 for each of the nine months ended September 30, 2015 and 2014.

4. Due to Officers

Due to officers consists of unpaid salaries, accrued leave and advances from executives totaling $442,665 and $1,148,085 at September 30, 2015 and December 31, 2014, respectively. During the third quarter of 2015, the Company’s chief executive officer advanced $6,329 to SPMSA, all of which was outstanding at September 30, 2015. The chief executive officer has not been paid a portion of his salary and unreimbursed expenses and was due $82,840 as of September 30, 2015. The Company’s chief financial officer has not been paid a portion of his salary and unreimbursed expenses and was due $353,496 as of September 30, 2015.

On August 7, 2015, the Company entered into separate agreements with two of its executive officers, under which each agreed to discharge the Company from a portion of amounts owed to them in respect of consulting fees due from its subsidiary, SPO, and also, in the case of one executive, a loan obligation and consulting fees due from its subsidiary, SPMSA, in each case in exchange for the issuance of shares of Common Stock. The chief executive officer discharged the Company from $30,000 of the amount of $30,000 owed to him by SPO in respect of fees accrued and unpaid as of June 30, 2015 and $292,500 due in respect of an aggregate of $301,800 of loans made to and fees owed to him by SPMSA, all in exchange for 2,150,000 shares of Common Stock. The chief financial officer discharged the Company from approximately $680,000 of the total amount of approximately $1,030,000 owed to him by SPO in respect of fees for services accrued and unpaid as of June 30, 2015 in exchange for 4,500,000 shares of common stock.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2015 and 2014

5. Other Loans Payable

On April 4, 2013, SPMSA borrowed ZAR 2 million (approximately $201,000) from a lender pursuant to a note. The terms of the loan provide for interest of 2% per month on the outstanding balance which is payable together with the principal balance no later than December 31, 2013. An officer and stockholder of the Company deposited 1,000,000 shares of Common Stock with the lender as security for the repayment of the loan to SPMSA. On June 10, 2015, the repayment date was further extended to September 30, 2015. Interest on this loan was approximately $16,500 and $15,500 for the three months ended September 30, 2015 and 2014 and approximately $38,000 and $44,200 for the nine months ended September 30, 2015 and 2014. As of August 10, 2015, the loan was settled with the issuance of 1,676,000 shares of Common Stock. The Company recognized a gain of $28,951 representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due to the lender. This gain has been included as “Gain on settlement of debt” under “Other income (expense)” within income from continuing operations in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2015.

6. Convertible debentures payable

On June 23, 2014, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Peak One Opportunity Fund, L.P., a Delaware limited partnership (“Peak One”), under which the Company has the right, subject to the terms and conditions of the Securities Purchase Agreement, to issue up to three convertible debentures each in the face amount of $125,000. . Each debenture is payable in full on the third anniversary of the date of issue (the “maturity date”). Each debenture provides for a discount of $12,500 upon issuance and sale and a zero percent stated interest rate. The Company issued the first debenture (the “Debenture”) to Peak One on June 23, 2014. The Company paid Peak One $10,000 for legal and other costs that were deducted from the proceeds of issuance. The Securities Purchase Agreement also provided for the issuance of 75,000 shares of Common Stock to an affiliate of Peak One upon the issuance of the Debenture. These shares were issued and valued at $.49 per share, which was the closing price of Common Stock on the date of issuance. The Debenture provides Peak One with the option to convert any outstanding balance under the Debenture into shares of Common Stock of the Company at 65% of the lowest closing price of Common Stock during the twenty trading days prior to conversion. This conversion price constitutes a beneficial conversion feature (“BCF”) that was valued at $67,308 on the date of issuance. The Company accounted for the BCF as a reduction of the balance of the related debt at the date of issuance and as an additional cost that is to be treated as noncash interest. The total costs of issuance were $126,558, including the value of 75,000 shares of Common Stock issued, the discount and the BCF, which are treated as interest, and the legal and other costs that are treated as loan costs. The Company has expensed these costs currently due to the fact that the option to convert into shares rests solely with Peak One. Of the total costs associated with the Securities Purchase Agreement, $116,558 was charged to interest expense and $10,000 of loan costs was included in general and administrative expenses. Following the issuance of the Debenture, the Company registered 1,227,416 shares of Common Stock in connection with Peak One’s conversion rights.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2015 and 2014

At June 30, 2014, the unpaid balance of the Debenture was $125,000 and was included in long-term debt. On July 18, 2014, Peak One converted $30,000 of the Debenture into 177,514 shares of Common Stock. On August 5, 2014, Peak One converted an additional $30,000 of the Debenture into 209,795 shares of Common Stock. On September 2, 2014, the Company repaid the outstanding amount of the debenture that it had issued to Peak One Opportunity Fund, L.P. on June 23, 2014. On September 3, 2014 the Company and Peak One Opportunity Fund, L.P. terminated the Securities Purchase Agreement, dated June 23, 2014.

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

The issued shares of Nonvoting Convertible Preferred Stock automatically convert, at the applicable conversion ratio as defined in the Certificate, into shares of Common Stock upon the assignment, sale or other transfer of shares to any person other than an affiliate of the holder of the seller.  Any assignee, purchaser or other transferee may surrender certificates representing the assigned shares to the Company and will receive shares of Common Stock in return.

During the year ended December 31, 2014, the preferred stockholder converted 5,000,000 shares of the Company’s preferred stock into 5,000,000 shares of Common Stock.  At both September 30, 2015 and December 31, 2014, there were 14,800,000 issued and outstanding shares of Nonvoting Convertible Preferred Stock.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2015 and 2014

Effective with the acquisition of SPHSA on June 12, 2013, 3,000 common shares of SPHSA were then exchanged for 3,000,000 shares of Common Stock, which shares are treated as being outstanding as of June 12, 2013. The shareholder loans of SPHSA were converted to 6,865 common shares of SPHSA which were then exchanged for 6,864,811 shares of Common Stock, which shares are treated as being outstanding as of June 12, 2013.

On September 1, 2013, the Company issued 60,000 shares of Common Stock to a consultant in exchange for services.  The shares issued and the related consulting services were valued at $60,000 based upon a value of $1.00 per share, which was the closing price of the shares of Common Stock on the last trading day prior to September 1, 2013.  On December 19, 2013, the Company issued 145,000 shares of Common Stock to two consultants in exchange for services.  The shares issued and the related consulting services were valued at $130,500 based upon a value of $.90 per share, which was the closing price of the shares of Common Stock on the last trading day prior to December 19, 2013.

On April 1, 2014, the Company entered into an agreement with a consultant to issue 30,000 shares on the first business day of each month through September, 2014 in exchange for services. A total of 90,000 shares of Common Stock were issued during the year ended December 31, 2014. The shares issued and the related consulting services were valued at $51,300 based upon the closing price on each date of issuance.

On June 23, 2014, the Company issued 75,000 shares of Common Stock to Peak One as part of the cost of the financing in connection with the sale of the convertible debentures. The shares issued were valued at $.49 per share, the closing share price on that day. On July 18, 2014, Peak One converted $30,000 of the Debenture into 177,514 shares of Common Stock. On August 5, 2014, Peak One converted an additional $30,000 of the Debenture into 209,795 shares of Common Stock.

On August 7 2015, the Company entered into separate agreements with two of its executive officers and one consultant, under which each agreed to discharge the Company from a portion of amounts owed to them in respect of consulting fees due from its subsidiary, SPO, and also, in the case of one executive, a loan obligation and consulting fees due from its subsidiary, SPMSA, in each case in exchange for the issuance of shares of Common Stock. In each case, shares of Common Stock were valued at $0.15 per share for purposes of determining the number of shares to be issued under the three agreements. The Company issued an aggregate of 7,620,000 shares of Common Stock in these transactions to obtain the discharge of $1,148,000 of liabilities. the chief executive officer discharged the Company from $30,000 of the amount of $30,000 owed to him by SPO in respect of fees accrued and unpaid as of June 30, 2015, and $292,500 due in respect of an aggregate of $301,800 of loans made to and fees owed to him by SPMSA, all in exchange for 2,150,000 shares of Common Stock. The chief financial officer discharged the Company from approximately $680,000 of the total amount of approximately $1,030,000 owed in respect of fees for services accrued and unpaid as of June 30, 2015 in exchange for 4,500,000 shares of Common Stock; and a consultant to SPO, discharged the Company from $145,500 of the total amount of $236,498 owed to him in respect of fees accrued and unpaid as of June 30, 2015 in exchange for 970,000 shares of Common Stock.

On August 10, 2015, the Company and M Cubed Holdings Limited (“MCubed”), a corporation formed under the laws of South Africa, entered into the Share Purchase Agreement under which MCubed agreed to purchase 1,676,000 shares of Common Stock, in exchange for the cancellation in full of loan indebtedness of ZAR 3,542,204 (approximately $280,400), including interest and loan fees, due from its subsidiary SPMSA. SPMSA and MCubed had entered into the loan agreement under which the Purchaser loaned ZAR 2,000,000 to SPMSA on April 17, 2013.

There were 56,641,816 and 47,345,816 shares of Common Stock issued and outstanding at September 30, 2015 and December 31, 2014 respectively.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2015 and 2014

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

Three and nine months ended September 30, 2015 and 2014

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

During the year ended December 31, 2014, the holder of the Company’s convertible preferred shares converted 5,000,000 shares of Preferred Stock into 5,000,000 shares of Common Stock. The holder did not convert any shares of Nonvoitng Convertible Preferred Stock during the nine months ended September 30, 2015.

9. Stockholders’ Deficit

The consolidated stockholders’ defecit of the Company consists of common stock, additional paid-in capital, deficit and accumulated other comprehensive income. The amounts for equity in variable interest entities and noncontrolling interest have been reclassified to additional paid-in capital, deficit and accumulated other comprehensive income effective with the acquisition of SPHSA on June 12, 2013.

10. Income Taxes

The Company and its subsidiaries file income tax returns in Switzerland, South Africa, the United States and Brazil. The components of income (loss) from operations before income taxes, by jurisdiction, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Switzerland	$148,693	$(251,842)	$232,014	$(1,135,587)
South Africa	$(79,243)	(121,390)	(337,553)	(505,564)
United States	$(62,424)	(192,109)	(296,409)	(839,214)
Brazil	-	-	-	-
Total Net Income (Loss)	$7,026	$(565,341)	$(401,948)	$(2,480,365)

The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current tax provision:
Switzerland	$-	$-	$-	$-
South Africa	-	-	-	-
United States	-	-	-	-
Brazil	-	-	-	-
Total current tax provision	-	$-	-	$-

Deferred tax provision:
Switzerland	27,588	$(43,826)	43,347	$(201,896)
South Africa	(22,021)	(32,627)	(94,277)	(140,117)
United States	(21,849)	(67,238)	(103,743)	(293,725)
Brazil	-	-	235,375	-
Change in valuation allowance	16,282	143,691	(80,702)	635,738
Total deferred provision	-	-	-	-

Total	$-	$-	$-	$-

The Company has determined that the future tax benefits from net operating losses are not likely to be realized in future periods and a 100% valuation allowance has been provided for all periods.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2015 and 2014

The income tax effect of each type of temporary difference giving rise to the net deferred tax asset as follows:

	September 30,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$6,572,160	$6,652,861
Less: valuation allowance	(6,572,160)	(6,652,861)

Total	$-	$-

The following reconciles the effective income tax rates with the statutory rates for the three and nine months ended September 30, 2015 and 2014:

			United
	Switzerland	South Africa	States	Brazil	Total

Statutory rate of tax	8.5%/18%	28.0%	35.0%	25.0%

Three months ended September 30, 2015 (unaudited):
Net income (loss) from operations before taxes	$148,693	$(79,243)	$(62,424)	$-	$7,026

As calculated at the statutory rate	27,588	(22,188)	(21,849)	-	(16,449)

Permanent differences	-	167	-	-	167
Change in valuation reserves	(27,588)	22,021	21,849	-	16,282

Provision for income taxes	$-	$-	$-	$-	$-

Three months ended September 30, 2014 (unaudited):
Net (loss) from operations before taxes	$(251,842)	$(121,390)	$(192,109)	$-	$(565,341)

As calculated at the statutory rate	(130,594)	(97,452)	(152,428)	-	(380,474)

Permanent differences	-	1,401	-	-	1,401
Change in valuation reserves	130,594	96,051	152,428	-	379,073

Provision for income taxes	$-	$-	$-	$-	$-

Nine months ended September 30, 2015 (unaudited):
Net income (loss) from operations before taxes	$232,014	$(337,553)	$(296,409)	$-	$(401,948)

As calculated at the statutory rate	43,347	(94,515)	(103,743)	-	(154,911)

Permanent differences	-	238	-	235,375	235,613
Change in valuation reserves	(43,347)	94,277	103,743	(235,375)	(80,702)

Provision for income taxes	$-	$-	$-	$-	$-

Nine months ended September 30, 2014 (unaudited):
Net (loss) from operations before taxes	$(1,135,587)	$(505,564)	$(839,214)	$-	$(2,480,365)

As calculated at the statutory rate	(201,896)	(141,558)	(293,725)	-	(637,179)

Permanent differences	-	1,441	-	-	1,441
Change in valuation reserves	201,896	140,117	293,725	-	635,738

Provision for income taxes	$-	$-	$-	$-	$-

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

11. 2012 Stock Option Plan

On December 11, 2012, the Company adopted the 2012 Stock Plan (the “Plan”). Under the terms of the Plan, 3,000,000 shares of Common Stock have been reserved for future issuance. The Plan authorizes the granting of non-qualified stock options to our directors and to any independent consultants. The Plan is administered by the Company’s board of directors, and may also be administered by a committee appointed by the board of directors (the “Committee”). The Committee may determine persons eligible for grants and the timing, type, amount, fair market value and other provisions of such grants. The Committee will have authority, subject to the express provisions of the Plan, to construe the Plan and the option agreements granted pursuant to the Plan, to prescribe, amend and rescind rules and regulations relating to the Plan, and to make all other determinations in the judgment of the Committee necessary or desirable for the administration of the Plan. The Committee may correct any defect or supply any omission or reconcile any inconsistency in the Plan or in any option agreement in the manner and to the extent it shall deem expedient to promote the best interests of the Company. The Plan terminates on December 9, 2022.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2015 and 2014

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

On November 12, 2013, the Company granted non-qualified stock options to purchase an aggregate of 475,000 shares of the Company’s Common Stock under the plan, each at an exercise price of $0.89 per share. The options vest over three years as follows:

Options vested on November 12, 2013	190,000
Options vested on November 12, 2014	142,500
Options vesting on November 12, 2015	142,500

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

There was no reduction for estimated forfeitures. Under this model and the foregoing assumptions, the options granted in 2013 were valued at $151,053. Of this amount, $87,452, $15,900 and $47,701 is attributable to executives, employees and consultants, respectively. Equity-based compensation for the three months ended September 30, 2015 and 2014 was $12,691 and $34,142, respectively, and $37,522 and $102,426 for the nine months ended September 30, 2015 and 2014 respectively. These amounts are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

12. Commitments, Contingencies and Tax Obligation

Lease Commitments

The Group leases two premises in South Africa under operating leases.  One location is an office facility and the other is a workshop.  The office facility lease was originally scheduled to expire on April 30, 2012 and has been extended in a short-term basis several times. The lease term terminated on February 28, 2014, and the Company leased this office for an additional month in March 2014.  The Company executed a one-year lease for a new office facility effective April 1, 2014 and was able to terminate this lease in May 2014. The lease for the Group’s workshop facility originally expired on April 30, 2012 and was also extended on a short-term basis. The workshop is being leased on a month-to-month basis. On June 1, 2014, the Company lease new office and workshop facilities for a one-year term. The lease for the office terminated on May 31, 2015 and was not renewed. The monthly rent for the workshop lease is approximately $900. In addition to the payments required under the preceding leases, payments are made for space rentals on an as-needed basis. The total rent expense was approximately $4,200 and $8,100 for the three months ended September 30, 2015 and 2014, respectively, and $19,200 and $38,000 for the nine months ended September 30, 2015 and 2014, respectively. Rent expense is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2015 and 2014

The future rent commitments under the above lease for the twelve months ending September 30, 2016 is approximately $11,000.

Payroll Commitments

The Group’s employees in South Africa have employment contracts that provide for one month of notice before the employee can be terminated.  As of September 30, 2015, the total monthly salary commitment applicable to these employees was approximately $10,000.

Payroll Tax Obligations

During 2013, SPMSA received notification from the South African Revenue Service (“SARS”) regarding unpaid payroll taxes of approximately $185,000.  SPMSA requested additional time to arrange a payment plan that is suitable to both parties and commenced making monthly payments to SARS. Due to insufficient funds the SPMSA has been unable to continue making additional payments in this regard and has requested additional time to arrange a payment plan that is suitable to both parties. As at September 30, 2015 and December 31, 2014, the unpaid balance of this liability was approximately $95,000 and $80,000, respectively and is included in accounts payable and other current liabilities in the accompanying Consolidated Balance Sheets. Effective October 31, 2014, SARS placed a collection order on the bank account of SPMSA for the outstanding amounts due.

Additionally, the Company has payroll tax and social security obligations in Switzerland relating to the employment of the chief financial officer by SPOAG. As at September 30, 2015 and December 31, 2014, the unpaid balance of this liability was approximately $155,000 and $100,000, respectively and is included in accounts payable and other current liabilities in the accompanying Consolidated Balance Sheets.

Employment and Consulting Agreements

The Company has entered into agreements to secure the services of two executives.  These agreements provide for annual compensation and require a minimum termination notice period by the employer of three months.  Both executives are stockholders of the Company. The minimum amount due under these agreements is approximately $138,000 over the year ending December 31, 2015.

The total compensation to these executives and one former executive was approximately $153,000 and $188,000 for the three months ended September 30, 2015 and 2014, respectively, and $452,000 and $574,000 for the nine months ended September 30, 2015 and 2014, respectively.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2015 and 2014

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

13. Subsequent Events

The Company has evaluated its subsequent events since September 30, 2015. There are no disclosures of subsequent events to be made.

14. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of the Company as a going concern.

The Company has generated recurring losses and expects to incur additional losses as it expands its photopurification technology and develops marketing, sales and financial plans. As reflected in the accompanying Consolidated Financial Statements, the Company’s total consolidated liabilities exceed total consolidated assets at September 30, 2015 and December 31, 2014 by $1,469,757 and $2,559,765, respectively.

To date, the Company’s cash flow has been funded with cash investments by its shareholders, certain third parties and to a considerably lesser extent, revenue. These inflows have been insufficient to enable the company to cover its costs. Additionally, as disclosed in Note 12, with respect to payroll tax obligations, the Company has been unable to meet its obligations in terms of these taxes.

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

Three and nine months ended September 30, 2015 and 2014

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

Management is currently pursuing plans to address the cash flow requirements of the Company for the twelve months ending September 30, 2016 and beyond. The Company is engaged in discussions with current and other potential investors, and the Company is also considering additional offerings of Common Stock. The Company was not, however, able to secure any additional equity financing during the first nine months of 2015 from existing shareholders or otherwise, despite its efforts to do so. In addition, the Company projects that increase in the commercialization of its technology may provide additional cash flow for operations. The Company entered into sales contracts of approximately $940,000 during the nine-month period ended September 30, 2015.

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

Overview

The results presented in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” are those of SurePure, Inc. and its subsidiaries (all of which are collectively referred to in this Management’s Discussion and Analysis of Financial Condition and Results of Operations as “we”) as reflected in our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with such consolidated financial statements and the notes thereto. The commentary pertains to our unaudited consolidated financial statements for the three and nine months ended September 30, 2015 and 2014.

Insufficient Funding

For the period from our inception on August 24, 2005 to September 30, 2015, we had net losses of approximately $34,800,000. During the nine months ended September 30, 2015, although we had an increase in operating revenues, we nevertheless continue to experience a significant shortfall in funding from investors. As a result, we require significant additional funding to maintain our operations and execute our business plan. If we are unable to obtain financing from our current shareholders or other sources, we will be unable to meet our business objectives and may scale back or even discontinue our operations until such time, if ever, that we are able to obtain financing. Notwithstanding our efforts to obtain financing, there is no assurance that any financing will be available on acceptable terms or at all. See “—Liquidity and Capital Resources.”

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

We have experienced negative cash flows from operations with respect to our business since our inception. As of September 30, 2015, we did not have adequate working capital resources to satisfy our current liabilities, and, as a result, we have substantial doubt about our ability to continue as a going concern. Based on our current projections, we are not assured that we will have the cash resources to enable us to continue to fund normal operations.

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

During the period ended September 30, 2015, we focused on the following activities:

•	continuing with commercial trials with key customers;

•	concluding agreements with customers;

•	working with regulatory authorities such that our technology can be employed in key areas;

•	manufacturing, delivering and commissioning equipment ordered by customers; and

•	negotiating financing arrangements.

Subsequent to September 30, 2015, we have focused on the following activities:

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

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2015 compared with our results of operations for the three and nine months ended September 30, 2014:

	Three Months Ended:		Variance
	September 30, 2015	September 30, 2014	$	%

Revenues	$893,000	$447,000	446,000	100%

General and Administrative Expenses	427,000	732,000	(305,000)	-42%

Research and Development	11,000	24,000	(13,000)	-54%

Interest Expense	9,000	20,000	(11,000)	-55%

Net Income (loss)	7,000	(565,000)	572,000	-101%

	Nine Months Ended:		Variance
	September 30, 2015	September 30, 2014	$	%

Revenues	$2,443,000	$523,000	1,920,000	367%

General and Administrative Expenses	1,460,000	2,460,000	(1,000,000)	-41%

Research and Development	48,000	92,000	(44,000)	-48%

Interest Expense (net)	49,000	167,000	(118,000)	-71%

Net Loss	(402,000)	(2,480,000)	(2,078,000)	-84%

Revenues

We had revenues of approximately $893,000 during the three months ended September 30, 2015, representing a 100% increase as compared to approximately $447,000 for the three months ended September 30, 2014. This increase as compared to the 2014 year was primarily due to the increase in new customer installations during the period. Revenue for the nine months ended September 30, 2015 was approximately $2,443,000, an increase of 367% compared to the nine months ended September 30, 2014.

Although we are negotiating certain agreements for the commercialization of our SurePure technology and although there are ongoing tests of our technology with potential customers, it is unlikely that more than two or three of those agreements as currently structured will generate significant amounts of revenue during the next six months. As a general matter, however, we expect that revenues will increase to the extent that our commercialization efforts are successful. These commercialization efforts seek to introduce our technology to a broader range of clients and geographic areas. Our business model is largely based on sales of equipment.

General and Administrative Expenses

We had general and administrative expenses of approximately $427,000 during the three months ended September 30, 2015, representing a 42% decrease as compared with approximately $732,000 during the three months ended September 30, 2014. For the nine months ended September 30, 2015, general and administrative expenses of approximately $1,460,000 were 41% lower than the comparable expenses of $2,460,000 for the nine months ended September 30, 2014. These decreases as compared to 2014 were primarily due to lower professional fees resulting from the reorganization of our South African entities as direct subsidiaries during 2014, lower employment costs due to reduction in staff numbers and remuneration levels as well as reduced travel expenditures due to timing of customer visits.

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

Research and Development Expenses

We had research and development expenses of approximately $11,000 for the three months ended September 30, 2015, representing a 54% decrease as compared with approximately $24,000 for the three months ended September 30, 2014. Research and development expenses for the nine months ended September 30, 2015 were approximately $48,000, or 48% lower than the approximately $92,000 of research and development expenses for the nine months ended September 30, 2014. This decrease as compared to the nine months ended September 30, 2014 was primarily due to timing of research work related to regulatory submissions.

We expect that our research and development expenses will increase in future periods as we pursue new applications and clients for our technology.

Interest Expense

We had interest expense of approximately $9,000 for the three months ended September 30, 2015, representing a 55% decrease, as compared to approximately $20,000 of interest expense for the three months ended September 30, 2014. Interest expense was approximately $49,000 for the nine months ended September 30, 2015, representing a 118% decrease as compared to approximately $167,000 of interest expense for the nine months ended September 30, 2014. This decrease was due to the fact that during August 2014 we repaid the debenture that was outstanding during a portion of 2014.

Gain on settlement of debt

We recognized a gain of $28,951 representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due to MCubed Holdings Limited. This gain has been included as “Gain on settlement of debt” under “Other income (expense)” within income from continuing operations in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2015.

Net Income (Loss)

For the reasons discussed above, we had net income of approximately $7,000 for the three months ended September 30, 2015, compared with a net loss of approximately $565,000 for the three months ended September 30, 2014. Net losses for the nine months ended September 30, 2015 were approximately $402,000 as compared to approximately $2,480,000 for the nine months ended September 30, 2014, or a decrease of 84%.

Although we generated a profit in the second and third quarters, we have not as yet generated sufficient revenue to fund our operations for the nine months to date in 2015, and we expect our net losses to continue until such time as our commercialization efforts for our technology produce an increase in revenues sufficient to meet the cost of our operations. Accordingly, we expect to continue to operate at a loss at least through calendar 2015.

Income Tax Expense (Benefit)

We have realized net operating losses in Switzerland, South Africa and the United States. In addition to net operating losses in prior periods, our net operating losses during the quarter may result in a potential future income tax benefit, to the extent that any unexpired net operating loss carry-forwards can offset future operating profits.

Impact of Inflation

We believe that inflation has not had a material effect on our operations for the period from August 24, 2005 (when our operations began) to September 30, 2015.

Capital Expenditures

We did not invest in property and equipment during the quarter ended September 30, 2015.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been through sales of our Common Stock to our investors. During the quarter ended September 30, 2015, however, we were unable to obtain additional equity funding.

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

The following table summarizes our financial position at September 30, 2015 compared with our financial position at December 31, 2014:

	As of:		Variance
	September 30, 2015	December 31, 2014	$	%

Cash	$12,000	$1,000	11,000	1100%

Other Current Assets	46,000	423,000	(377,000)	-89%

Total Assets	141,000	519,000	(378,000)	-73%

Current Liabilities	1,611,000	3,079,000	1,468,000	-48%

As noted above under “Insufficient Funding” and as also noted below under this heading, our current cash resources are extremely limited.

As of September 30, 2015, we had cash of approximately $12,000 and other current assets of approximately $46,000, consisting of accounts receivable and prepaid expenses, and total assets of approximately $141,000. As of September 30, 2015, we had current liabilities of approximately $1,611,000, consisting of accounts payable, accounts payable to related parties and accrued liabilities. Of this amount, approximately $443,000 represented liabilities that were due to officers and directors, a decrease in liabilities to officers and stockholders of approximately $705,000 as compared to such amount as of December 31, 2014. This was attributable to the fact that we issued 6,150,000 shares of our Common Stock in settlement of a portion of the liability (approximately $1,148,000) to our officers and directors. Additionally we issued 1,676,000 shares of our Common Stock, in exchange for the cancellation in full of loan indebtedness of ZAR 3,542,204 (approximately $280,400), including interest and loan fees, due to an entity that had advanced funds to SPMSA.

Our shareholders’ deficit was approximately $1,470,000 as of September 30, 2015, compared with deficit of approximately $2,560,000 as of December 31, 2014.

Cash Flow Analysis

For the nine months ended September 30, 2015 our cash used in operating activities was approximately $20,000, which amount corresponded mainly to net losses from our operations offset by a decrease in customer deposits and amounts due to officers and stockholders. We expect to continue to have periods of negative cash flows from operating activities until such time as we fully commercialize our technology.

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

As of September 30, 2015, we had no off-balance sheet arrangements.

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

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on its evaluation of our disclosure controls and procedures, management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2015, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2015, we issued 9,296,000 shares of our Common Stock, in the following transactions:

As previously reported in our Current Report on Form 8-K filed on August 11, 2015, we issued an aggregate of 7,620,000 shares of our Common Stock to our chief executive officer, our chief financial officer and a consultant, to discharge certain obligations owed by two of our subsidiaries to those individuals for unpaid fees.

As previously reported in our Current Report on Form 8-K filed on August 13, 2015, we issued 1,676,000 shares of our Common Stock to MCubed Holdings Limited, a corporation formed under the laws of South Africa, to discharge indebtedness owed by one of our subsidiaries to that corporation.

Other than as set forth above, there were no unregistered sales of equity securities during the quarter.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from SurePure, Inc. Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and September 30, 2014, (iii) Unaudited Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and September 30, 2014, (iv) Unaudited Consolidated Statements of Stockholders' Deficit for the nine months ended September 30, 2015, (vi) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014 and (vi) Notes to the Unaudited Consolidated Financial Statements. ***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SurePure,, Inc.

Date: November 3, 2015	By:	/s/ Guy R Kebble
		Name:	Guy R Kebble
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2015	By:	/s/ Stephen M. Robinson
		Name:	Stephen M. Robinson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from SurePure, Inc. Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and September 30, 2014, (iii) Unaudited Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and September 30, 2014, (iv) Unaudited Consolidated Statements of Stockholders' Deficit for the nine months ended September 30, 2015, (vi) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014 and (vi) Notes to the Unaudited Consolidated Financial Statements. ***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.

