Form 10-K
period 2015-12-31
SurePure, Inc.
filed 2016-04-14
CIK 1452176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

(Mark One)

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

SurePure, Inc.

(Exact name of registrant as specified in its charter)

Nevada	3556	26-3550286

(State or other jurisdiction of Incorporation	(Primary Standard Industrial	(I.R.S. Employer Identification No.)
or organization)	Classification Code Number)

405 Lexington Avenue, 25 th Floor

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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer	☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $3,644,974

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of March 31, 2016 was 58,533,992.

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

CERTAIN TERMS USED IN THIS REPORT

As used in this annual report on Form 10-K, unless the context otherwise requires, “SurePure,” the “Company,” “we,” “us” and “our” refer to SurePure, Inc., a Nevada corporation, as well as its wholly-owned subsidiaries, SurePure Investment Holding AG, a Swiss corporation, SurePure Operations AG, a Swiss corporation, SurePure Participations, AG, a Swiss Corporation, and SurePure Latin America—Maquinas de Purificação U.V.C. LTDA, a Brazilian private company, and also refer to SurePure Holdings South Africa (Pty) Ltd. and SurePure Marketing South Africa (Pty) Ltd., both of which are private South African companies. The Company’s wholly-owned subsidiaries are as follows:

The following names refer to the following entities:

“SPI”	means SurePure Investment Holding AG, a Swiss corporation which is wholly-owned by SurePure Inc. and wholly owns SPO ;

“SPO”	means SurePure Operations AG, a Swiss corporation that is our principal operating business and holds all of our patents other than the patent issued in South Africa, serves as the holding company of SPHSA and SPLAM and contains our international administrative and financial functions;

“SPP”	means SurePure Participations AG, a Swiss corporation, and wholly-owned subsidiary of SurePure Inc, holding a minority share in SPI;

“SPHSA”	means SurePure Holdings South Africa (Pty) Ltd., a South African private company that serves as the holding company for SPMSA and owns the patent issued in South Africa;

“SPMSA”	means SurePure Marketing South Africa (Pty) Ltd., a South African private company that commercializes our technology in South Africa and contains the administrative and financial functions of our business in South Africa; and

“SPLAM”	means SurePure Latin America—Maquinas de Purificação U.V.C. LTDA, a Brazilian private company which conducts no operations currently and is in the final stages of deregistration;

We use other defined terms throughout this annual report on Form 10-K, including the following:

•	“Commission” means the U.S. Securities and Exchange Commission;

•	“Exchange Act” means the U.S. Securities Exchange Act of 1934, as amended;

•	“Nonvoting Convertible Preferred Stock” means our Nonvoting Convertible Preferred Stock, par value $.01 per share;

•	“Securities Act” means the U.S. Securities Act of 1933, as amended;

•	“Share Exchange” means the exchange of shares of SPI for shares of our common stock, which occurred on December 12, 2012, under the terms and conditions of the Share Exchange Agreement;

•	“Share Exchange Agreement” means the Amended and Restated Share Exchange Agreement that we entered into on December 12, 2012, under which we are obligated to issue shares of our common stock to the shareholders of SPI;

•	“SurePure Photopurification Technology” means our proprietary Turbulator systems for liquid photopurification technology;

•	Our “Technology” has the same meaning as “SurePure Photopurification Technology”;

•	“XOptics” means XOptics (PTC), Ltd., a private company formed under the laws of the British Virgin Islands.

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

It is our goal to secure approval for our Technology during 2016 in those markets where approval is a precondition for the commercial implementation, as well as to continue to market and distribute our SurePure Photopurification Technology on a worldwide basis. After concluding research and successfully testing at various research institutions during the past several years, we are seeking approval from the FDA and EU Novel Food Clearance for use of the SurePure Photopurification Technology as an adjunct to and in certain cases as an alternative for, pasteurization in dairy applications and from the International Organisation of Vine and Wine for the purification of wine. We are simultaneously increasing the general awareness of our Technology through demonstrations at trade shows and exhibitions of our Technology to selected customers who are successfully running internal tests.

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

More than 500 Turbulator systems, including test systems, have been installed since our inception in 2005 and either have been or are in operation in the following locations: the United States, Europe, South America and South Africa. Each installed Turbulator system is comprised of one or more Turbulators. We continue to evaluate the performance of our Turbulator systems. As we gain customer feedback, we incorporate it into the design of new Turbulator installations.

In certain geographic markets and for applications to certain liquids, we have not obtained or are not required to obtain governmental approvals for the sale or distribution of our Turbulator products. Accordingly, we or our distributors can market our Technology at the present time. In those markets and for those applications where governmental or similar approvals are required, our timelines for market entry are estimated to be between one and three years. See “—Regulation.” Rather, our principal task is to fund research by credible and competent third parties that will generate the scientific data that underpin our requests for clearance and that will convincingly demonstrate the efficacy, as well as what we believe to be the advantages of, our Technology. We believe that the aggregate cost of these reports will be approximately $100,000 during 2016.

We do not, and do not expect in the near term, to manufacture Turbulator systems through a facility of our own. Rather, we rely on third-party manufacturers to build our Turbulator components to our specifications and for our final assembly. Our limited financial resources impair our ability to contract with manufacturers, since, among other things, our manufacturers generally require full payment before product delivery and installation. Our current manufacturers are located in France and South Africa. Our products are generally delivered to our customers at their particular industrial sites where our own personnel, supported by our third-party manufacturers, install and test the systems, and then provide training to the customer. The materials used to manufacture and assemble Turbulator systems are commodities and, at the current time, are not in short supply. If any of our suppliers were unable to provide components, we believe that there are sufficient backup sources for components that would permit us to maintain our pricing intact.

Our Competitive Strengths

Based on our proprietary patented SurePurePhotopurification Technology, we are attempting to become an industry leader in the liquids purification and treatment industry. We believe our competitive strengths include the following:

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

Sales

We have focused our sales efforts on “early adopter” global clients with multiple processing plants who have a substantial market share in their industries. Most of our sales activity takes place within our subsidiary SPO, as that company owns and administers all of our patents other than the South African patent. Most of our current sales arrangements are through SPO. During 2015, we generated approximately $2,500,000 of revenues under a few existing customer agreements.

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

During 2014, we sold our Turbid Fluid Photopurification Technology to a supplier of natural ingredients, a supplier of aromatherapy oils, a producer of liquid egg products and a producer of animal feeds.

During 2015, we also sold our Turbid Fluid Photopurification Technology to a producer of natural vegetable juices and an existing customer which supplies equipment to customers who produce milk for consumption by calves and other farm animals. We concluded the installation of an initial 360 Turbulator system for the producer of specialty animal feeds that placed an order during 2014, and during November 2015 we received an order for an additional 360 Turbulator unit from the same customer.

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

As of December, 2015, we have one existing customer license agreement which generates a non-material amount of revenue. Under that agreement we have licensed a Turbulator system to a U.S.-based manufacturer of equipment used to sterilize milk and milk components used in the feeding of calves with farm milk. The license expires in April 2018. We have a contract with a customer for the delivery of a unit containing 360 Turbulators during the first half of 2016. Our ability to deliver and install equipment is dependent on financing the manufacturing and delivery of the equipment, either by the customer, internal working capital or a combination of both.

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

We are currently in discussions with a number of prospective customers, but cannot predict whether we will be able to enter into revenue-generating contracts with customers during 2016. Our sales cycle is long and often requires both the customer’s evaluation of our technology and negotiations with multiple levels and groups within a customer. Therefore, we cannot be certain of the timing of these contracts and the amount of revenues to be generated either on a period-by-period basis or over the life of the contract. See “Item 1A. Risk Factors— Risks Relating to our Business, Financial Condition and Corporate Structure—We face significant obstacles to the commercialization of SurePure Photopurification Technology and our Turbulator systems.”

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

Our technology was developed in South Africa. Since our management team is familiar with the dairy, fruit juice and wine industries in South Africa, we initially focused on the South African market. During the last six years, however, we have been working with customers in the United States, the United Kingdom and the European Union, as well as Australia, New Zealand, South America and Canada. We also continue to explore emerging economies, such as India. During 2015 our Indian distributor conducted trials of our equipment at various small scale farmer dairies and is planning broader trials during 2016.

Regulatory Matters

The application of our SurePure Photopurification Technology to purify or disinfect milk, other dairy products and wine generally requires that we take various steps to obtain regulatory clearances in each of the jurisdictions in which we plan to market our Technology. The compliance measures that we are required to take differ based on whether we are seeking to have the Technology sold as an adjunct to pasteurization or as an alternative to pasteurization, the latter having a higher standard for clearance. Other uses of our Technology—industrial uses, for example—do not require compliance with regulations governing food or dairy products. Having obtained regulatory clearance in the European Union in January 2016, now we are pursuing compliance efforts principally in the United States of America and the Republic of South Africa, but our efforts in this respect may be impaired by our inability to pay our consultants who are providing some or all of these efforts.

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

The FDA classifies the use of UVC to treat milk or other food as a food additive, the use of which must be expressly permitted. The current FDA regulation that permits the use of ultraviolet radiation for the processing and treatment of food does not include the use of UV light as a means of purification of dairy products, although it does permit the use of UV light in treating potable water and juice products, as well as high fat-content food. In June 2012, in compliance with the FDA’s procedures, we submitted a draft application to amend the FDA’s food radiation regulation to permit use of UV light. We filed a draft of our petition to amend the regulation to the Office of Food Additive Safety (“OFAS”) of the FDA’s Center for Food Safety and Applied Nutrition (“CFSAN”). In August 2012, CFSAN confirmed our view that an amendment of the FDA’s food radiation regulation would be required and noted certain deficiencies in our draft petition for the use of our Technology in the pasteurization of milk. When we have successfully completed tests that generate the necessary data, we intend to submit those data and studies to address directly CFSAN’s comments in an effort to establish the safety of our treatment process. Once OFAS receives our formal petition, it must act within 15 days to determine whether it is suitable for filing, in which case we are so notified and OFAS publishes a notice to that effect in the Federal Register. At that time, OFAS also determines whether there is any need for review by agencies in addition to CFSAN, and formal review by OFAS commences. If all required safety information has been included in our petition, the scientific review should be completed within approximately six months. The wording of our suggested amendment to the food radiation regulation also undergoes a review for approximately six months, at which point OFAS drafts a final rule, which we will then review. When OFAS has completed its full consideration of our petition, and if that review is positive, the FDA will publish a final rule in the Federal Register. We understand that the timeframe for publication is two to three months and that the average length of time between submission of a final petition and publication of the rule is 24 months. In conjunction with commercial partners, we are working with consultants that we have engaged to pursue an application for Generally Recognized as Safe “GRAS” status as the initial step towards obtaining approval for our SurePure Photopurification Technology to be sold as an adjunct to pasteurization or as an alternative to pasteurization, the latter having a higher standard for clearance.

In addition, the U.S. Food Drug and Cosmetic Act, which prohibits the manufacture or sale of misbranded foods, provides that any food that purports to be or is represented as pasteurized must have been subjected to a safe process or treatment that meets certain standards. We must satisfy these standards to the satisfaction of the FDA if our purification process does not satisfy the applicable FDA regulations. The submissions that we have made to date to the FDA related to dairy products have not produced a determination that our Technology satisfies its standards.

As noted earlier, the FDA has approved the use of Ultra Violet Purification as a means of treating fruit juices. Our Turbid Fluid Photopurification Technology satisfies the requirements of this approval.

We also are required to obtain FDA approval for the use of our Technology for wines or other alcoholic beverages before the Alcohol & Tobacco Tax & Trade Bureau will make any determinations with respect to the application of our Technology to purify those products.

European Union

In the European Union, before our Technology can be used commercially with respect to foods, food ingredients and beverages, it must receive clearance under Regulation (EC) No. 258/97 of the European Parliament and of the Council of 27 January 1997 Concerning Novel Foods and Novel Food Ingredients. A customer of ours that is a member company of the EU dairy industry submitted an application to the European Food Standards Agency (“EFSA”) on September 122012. In its application, our customer claimed that its use of our Technology significantly increases the levels of Vitamin D in milk and extends the shelf life of dairy foods. On January 11, 2016 EFSA published an opinion stating that cow’s milk treated by our Technology after pasteurization in is safe under the intended conditions of use and finding that treatment by our Technology results in no other significant differences in nutrient content, EFSA’s opinion stated that the use of the technology does not give rise either to safety concerns or to concerns about microbiological quality. The opinion affirmatively stated that “UV-treated milk is comparable to non-UV-treated milk,” except for the significant increase in the vitamin D3 content, and that no adverse effects are expected from UV-treated milk in substitution for other milk that has been pasteurized.

Republic of South Africa

In South Africa, we are engaged in a process to draft or amend a series of regulations of the Ministry of Health that apply to various foods and foodstuffs. In May 2012 we filed an application to amend certain regulations relating to Milk and Dairy Products GN R1555 of 21 November 1998 applicable to milk and dairy products, wine, fruit juice and other microbiologically sensitive liquids to permit our Product to be used as an alternative to pasteurization. In the case of certain regulations, draft regulations have been published for comment in the government’s official publication. In other cases, publication of the regulations may not occur until we have responded to requests for further information from the government’s Directorate: Food Control, including information that relates to the disposition of applications that we have submitted in the US and the EU. The Directorate of Food Control, Department of Health is not prepared to make an application to the Minister of Health to amend the regulation until such time that we have received either FDA or Novel Food Approval. In addition, the Directorate has advised us that the Agricultural Products Standards Act will have to be amended to conform with any amendments to South Africa’s regulations relating to milk and dairy products. The Directorate has further advised that, due to constraints in its human resource capacity, it has requested the Dairy Standards Agency of South Africa to assist. The Dairy Standards Agency undertook a scientific review of our Technology and other similar technologies during late 2014. During late 2015, South Africa’s Department of Health endorsed ongoing studies of the use of SurePure’s ultra-violet photopurification as an alternative to pasteurization for the treatment to raw milk to make it safe for human consumption. If successful, the program will allow South Africa’s farmers to use the SurePure Photopurification Technology as an alternative processing method to purify, bottle and sell their raw milk. These studies are currently underway in conjunction with commercial partners.

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

We also own the registered trademark “SurePure” and “Turbulator” in various formats in the United States, South Africa, Switzerland and the EU.

Research

We have contracted for and funded research efforts regarding the use of UVC as employed by our SurePure Photopurification Technology in the purification of liquids generally, and foods and beverages in particular, at academic institutions throughout the world. Generally, we have commissioned research in areas such as flow dynamics, biochemistry and microbiology. We, and in one or two cases, our customers, have provided funding for the studies, which generally covered both direct costs as well as overhead, and we also have provided our equipment to the institutions. In certain cases, we have provided annual grants to academic institutions to study the effects of UVC energy on foods and beverages. The academic institutions that we contracted to perform studies of our Technology or that received grants from us include:

➢	University of Wisconsin – Madison, Wisconsin, United States of America

➢	Cornell University – Ithaca, New York, United States of America

➢	Queens College – Belfast, Northern Ireland

➢	Illinois Institute of Technology, Illinois, United States of America

➢	Campdens BRI – Gloucestershire, United Kingdom

➢	University of Birmingham – Birmingham, United Kingdom

➢	University of Stellenbosch – Stellenbosch , South Africa

➢	University of the Western Cape – South Africa

➢	Cape Peninsula University of Technology – Cape Town, South Africa

➢	IFV – Bordeaux, France

By way of example, results of studies conducted at these institutions include the following:

o	A 2008 published study that concluded that UVC radiation was successful in reducing bacterial counts in raw bovine milk, as well as apple juice, guava juice, pineapple juice and orange juice, while preserving the nutrients of the beverages being treated.

o	A 2010 unpublished study of the use of our Technology to produce grape juice and wine that is free of microorganisms that found that using the UVC treatment on grape juice and wine samples in five different wineries could provide wine significantly free of microorganisms (i.e., to the extent of less than 1 colony-forming unit per milliliter).

o	A 2011 published study that explains the effects of UVC radiation on microorganisms found in grape juice and wine products which found that our Technology “clearly indicated significant germicidal effect against the wine specific microorganisms; therefore, UVC radiation may stabilize grape juice and wine microbiologically in conjunction with reduced sodium dioxide levels” and that UVC radiation effectively inactivates wine-associated microorganisms such as Brettanomyces, Saccharomyces, Acetobacter, Lactrobacillus, Pediococcus and Oenococcus.

o	A 2011 published study that investigated the efficacy of UVC radiation technology to inactivate microorganisms in milk and concluded that UVC treatments produced microbial reductions similar to traditional heat pasteurization. The study also noted that UVC has the advantage of not producing chemical residues, by-products or radiation; is a cold process requiring very low maintenance at low cost; and does not require energy to produce heat.

o	A 2011 unpublished study currently under peer review that investigated whether UVC treatment could reduce the number of Alicyclobacillus acidoterrestris cells in water, fruit concentrate and grape concentrate and found that our Technology is a viable way to control contamination of juice concentrate by species of that bacterium.

o	A 2012 published study that examined the use of UVC light to inactivate microorganisms that found a 100% improvement in predicted microbial elimination due to the novel swirl design of our Turbulator.

o	A 2015 published study on the sapplication of ultraviolet technology to inactivate porcine parvovirus in liquid plasma. This study discusses the use of spray-dried porcine plasma and the benefit of UV photopurification in its production.

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

Employees

As of December 31, 2015, we employed 6 people directly, 3 of whom are based at our office near Cape Town, South Africa. We continue to utilize the services of key academic and professional consultants in the areas of microbiology, biochemistry process engineering and manufacturing to enable us to grow the business and service our customer base on a global basis.

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

We have incurred net losses of approximately $35,022,000 for the period from inception through December 31, 2015. We have been without significant revenue since inception, and our current agreements provide relatively limited amounts of revenue. Our historical losses are expected to continue into the future unless we are able to generate significant amounts of revenue in our business. Our history of significant operating losses prior to 2015 has also made it difficult for us to raise additional working capital.

We require immediate capital to fund our operations and repay certain obligations, and we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations or to liquidate our business.

We have significant working capital needs, including approximately $262,000 of foreign payroll taxes and social security liabilities. Our management team has worked without receiving cash compensation for as long as three years and the total accrued compensation and related expense reimbursements owed to them was approximately $233,500 as of December 31, 2015. Because we do not have sufficient working capital, we continue to accrue compensation and fees owed to them. During the 2015, we issued 8,870,000 shares of our Common Stock to members of our management team in exchange for their discharging the Company and its subsidiaries from claims for accrued and unpaid compensation aggregating approximately $1,393,000.

Additionally during 2015 we and M Cubed Holdings Limited, a corporation formed under the laws of South Africa (“MCubed”), entered into the Share Purchase Agreement, under which MCubed agreed to purchase 1,676,000 shares of our Common Stock in exchange for the cancellation in full of loan indebtedness of ZAR 3,542,204, including interest and loan fees, due from our subsidiary, SurePure Marketing South Africa Pty Ltd (“SPMSA”). SPMSA and MCubed had entered into the loan agreement under which MCubed loaned ZAR 2,000,000 to SPMSA on April 17, 2013.

We have other current liabilities, net of customer deposits, of approximately $1,125,000. If we are unable to secure adequate financing on reasonable terms, or on any terms, we may not be able to pay these or other operating expenses and to continue to operate our business. There is no assurance that financing will be available to us, in which case we may be compelled to wind down or liquidate our business.

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

Since September 2014 we have not been able to raise equity capital from any investors, including our existing shareholders. We cannot predict whether we will be able to fund our business.

Although certain of our shareholders had funded us by purchasing equity prior to September, 2014, since that date no investor and no shareholder has purchased any of our equity. As a result, we have funded our operations from commercial revenues or by deferral of operating costs, such as the salaries of our management teat and other employees. Although we regularly engage our shareholders in discussions with respect to funding, we have not secured any financing nor is there any indication that this result will change. As a result, we may be forced to suspend operations due to lack of operating funds.

We continue to discuss and negotiate possible financing transactions with our shareholders, but on the basis on our experience in 2015 we believe that we are unlikely to be able to conclude financing transactions with them.

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

In addition, the principal industries that we have targeted—dairy products, juice products, beer, wine and food—are regulated by government agencies or subject to standards promulgated by industry bodies. These agencies and bodies operate under and enforce regulations which often do not permit UVC purification without change in applicable legislation or regulations or both or classify UVC purification as a food additive. As a result, we are not permitted to address the dairy industry in major markets, such as the United States of America or South Africa, until the restrictive regulations have been changed to permit the use of our Technology or until our Technology has been approved for use in the dairy industry, as it was approved in the European Union in early 2016. The processes that we have undertaken in our attempts to change legislation and other regulation are often prolonged and difficult. See “Item 1. Business—Regulatory Matters.”

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

To date, certain of our marketing efforts had been in markets in emerging economies, which economies may exhibit less stability and predictability than developed economies.

Since we acquired our Technology, we devoted resources to marketing it in South Africa and other emerging economies. We believe that emerging economies tend to offer certain opportunities, such as growing consumer populations, which may lead to the construction of new breweries, dairies and other food and beverage processing facilities. We also believe that it may be easier for the owner or operator of a facility that is about to be built to adopt our Technology than for the owner or operator of an existing facility which already has a purification system installed. Doing business in emerging economies, however, is subject to substantial risks. Among other things, economic conditions in those countries may be volatile. The role of governmental agencies and other regulators may be subject to change without advance notice or without any notice. The plans of our current and potential customers to construct or complete the planned construction of their facilities therefore may change. In addition, perception of risk in any one particular emerging market country or region can heighten the perception of risk in emerging market countries in general, whether among banking or financial markets or otherwise. As a result, the investment that we have made with respect to the projects may not have the return that we anticipated or any return at all.

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

Our directors and executive officers and their affiliates beneficially own approximately 16.9% of the outstanding shares of our Common Stock. See “Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.” Accordingly, our directors, executive officers and principal shareholders will have substantial influence over, and may have the ability to control, the election of our board of directors and the outcome of issues submitted to a vote of our shareholders. Although our board members and officers owe a fiduciary duty to our shareholders and must act in good faith in a manner they reasonably believe to be in the best interests of our shareholders, as a shareholder such persons are entitled to vote their shares in their own interests, which may not always be in the interests of shareholders generally.

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

Similarly, our other major shareholders—Trinity Asset Management Ltd. of Cape Town, South Africa (“Trinity”), RegencyCapital Corporation, a company formed under the laws of the Turks and Caicos Islands, and RD Active Capital Limited of London —are not “U.S. persons” and have sold and may continue to sell our restricted securities outside of the United States at prices that are below the prices quoted on the OTCQB.

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

As described under “—We require immediate capital to fund our operations, and we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations or to liquidate our business,” we require immediate capital to fund our operations. Our efforts to raise capital have resulted in multiple subscription and share purchase agreements. Since the date of the Share Exchange and through December 31, 2015, we have issued 35,226,808 shares of our Common Stock, or an increase of approximately 151% of our issued and outstanding shares. Of the shares issued, 15,230,513 have been issued to shareholders in exchange for consideration, 12,130,848 have been issued to discharge loans and accrued compensation liability and 7,865,447 have been issued upon conversion of shares of our Nonvoting Convertible Preferred Stock. These issuances have diluted the interests of our shareholders; any future issuances will continue to dilute their interests. Therefore, any investment in our shares of our Common Stock carries that risk that such investment will be diluted by a subsequent share issuance by us as a result of, among other things, our need for external sources of capital.

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

Commission rules limit our ability to list on a national securities exchange.

Commission rules require us to maintain a requisite minimum share price for at least 30 of the most recent 60 trading days prior to the date of the initial listing application and the date of listing on any national securities exchange.  As a result of these rules, we will be eligible to list on a national securities exchange only if our stock trades above the requisite minimum price in accordance with the listing requirements of the applicable national securities exchange.

All of our outstanding shares of our Common Stock may be sold into the public market in the near future, which could cause the market price to drop significantly, even if our business is doing well.

Since the Share Exchange we have registered for resale by our shareholders a total of 58,533,992 shares, or approximately 100% of the issued and outstanding shares of our Common Stock. We believe that, despite these registrations, our shareholders have not sold most of those shares of our Common Stock but would likely do if there were broader demand for our shares in the market or if the bid price increased. Sales of a substantial number of shares in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could depress the trading price of our Common Stock or limit increases in the trading price.

Because it may be considered a “penny stock,” our shareholders may have difficulty selling shares of our Common Stock.

Our Common Stock may be considered a “penny stock” since the price for our Common Stock is below $5.00 per share, our Common Stock does not trade on an exchange and we do not meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 if we have been operating for at least three years or $5,000,000 if we have been operating for fewer than three years, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years. In that case, our shares will be subject to the requirements of Rule 15g-9 under the Exchange Act.  Under this rule, broker-dealers who recommend penny stocks to persons other than established customers and accredited investors must satisfy special sales practice requirements.  The broker-dealer must make an individualized written suitability determination for the purchaser, considering such purchaser’s financial situation; investment experience and investment objectives, with respect to penny stock transactions, and receive the purchaser’s written consent prior to the transaction.

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

Item 2. PROPERTIES

SPHSA leases one premises of approximately 2,000 square feet, in South Africa under an operating leases. This lease terminates at the end of May 2016.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our Common Stock has been approved for quotation on the OTCQB under the symbol “SURP.”   The Company stock began trading on OTCQB on September 20, 2010.   The table below sets forth the high and low bid prices for our Common Stock for the eight quarters ended December 31, 2015 as reported on the OTCQB website for the relevant quarters. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. See “Item 1A. Risk Factors—Shares of our Common Stock are very thinly traded, and the price may not reflect our value and there can be no assurance that there will be an active market for shares of our Common Stock either now or in the future” and “Item 1A. Risk Factors —Because it may be considered a “penny stock,” our shareholders may have difficulty selling shares of our Common Stock . ” Also, see “Item 1A. Risk Factors— If we are not able to satisfy the eligibility standards of the OTCQB market, the trading of our shares will become more difficult”

Quarter Ended	Bid High ($)	Bid Low ($)
December 31, 2015	0.21	0.15
September 30, 2015	0.40	0.08
June 30, 2015	0.16	0.08
March 31, 2015	0.20	0.05
December 31, 2014	0.19	0.04
September 30, 2014	0.44	0.13
June 30, 2014	0.70	0.47
March 31, 2014	0.91	0.40

As of December 31, 2015, 58,533,992 shares of our Common Stock were issued and outstanding, an additional 14,800,000 shares of our Common Stock were issuable upon the conversion of the issued and outstanding shares of our Nonvoting Convertible Preferred Stock., We have reserved 3,000,000 shares of our Common Stock for future issuance under the 2012 Stock Plan, under which we issued options to purchase 475,000 shares of our Common Stock in 2013.

Record Holders

As of December 31, 2015, there were approximately 90 holders of record of our Common Stock.

Equity Compensation Plan Information

As of December 31, 2015, options to purchase 475,000 shares of our Common Stock had been issued under our 2012 Nonqualified Stock Option Plan (the “2012 Stock Plan”). Under the terms of the grants of those options, options to purchase 190,000 of those shares vested on the date of grant (November 12, 2013) , options to purchase 142,500 shares vested on November 12, 2014 and options to purchase 142,500 shares vested on November 12, 2015.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this annual report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  The statements contained in this annual report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements.  These statements are based on the beliefs and assumptions of our management based on information currently available to them.  Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified under the caption “Risk Factors” in our this annual report, as well as in other documents that we have filed with the Commission.  Furthermore, such forward-looking statements speak only as of the date of this annual report on Form 10-K.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Rounding

Certain figures included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this annual report have been rounded for ease of presentation. Percentage figures included in this annual report have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, certain percentage amounts in this annual report on Form 10-K may vary from those obtained by performing the same calculations using the figures in our financial statements. Certain other amounts that appear in this annual report may not sum due to rounding.

Overview

The results presented in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” are those of SurePure, Inc. and its subsidiaries (all of which are collectively referred to in this Management’s Discussion and Analysis of Financial Condition and Results of Operations as “we”) as reflected in our unaudited consolidated financial statements included in this Annual Report on Form 10-K. The following discussion should be read in conjunction with such consolidated financial statements and the notes thereto. The results presented below pertain to our audited consolidated financial statements for the years ended December 31, 2015 and 2014.

Insufficient Funding

For the period from our inception on August 24, 2005 to December 31, 2015, we had net losses of approximately $35,022,000. During 2015, although we had an increase in operating revenues, we nevertheless continued to experience a significant shortfall in funding from investors. As a result, we require significant additional funding to maintain our operations and execute our business plan. If we are unable to obtain financing from our current shareholders or other sources, we will be unable to meet our business objectives and may scale back or even discontinue our operations until such time, if ever, that we are able to obtain financing. Notwithstanding our efforts to obtain financing, there is no assurance that any financing will be available on acceptable terms or at all. See “—Liquidity and Capital Resources.”

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

The heart of the SurePure photopurification technology is the Turbulator technology for which SurePure holds one United States and 16 foreign patents. The unique and self-cleaning design of the Turbulator enables the purification of turbid liquids on an industrial processing scale.

We have experienced negative cash flows from operations with respect to our business since our inception. As of December 31, 2015, we did not have adequate working capital resources to satisfy our current liabilities, and, as a result, we have substantial doubt about our ability to continue as a going concern. Based on our current projections, we are not assured that we will have the cash resources to enable us to continue to fund normal operations.

Plan of Operation

We seek to expand the commercial acceptance of our SurePure Turbulator purification systems. To pursue this goal, contingent on our obtaining sufficient capital to maintain our operations, we plan to execute the following steps:

•	Relying on the regulatory approval that was granted in January 2016 by the European Food Standards Agency for dairy milk treated with our Technology to extend its shelflife and increase its vitamin D content, to generate additional customer interest and transactions in the EU and elsewhere for dairy applications;

•	Attend and promote our product at international trade shows in 2016 for the brewing, dairy industries, liquid egg and industrial applications. At these venues we will seek to establish contact with industry participants, including distributors of engineered systems, and to make them aware of our product’s advantages and the expanded applications of the product that we have developed;

•	Continue to pursue regulatory clearances and approvals for applications, such as dairy, that are required for our technology to be sold in those industries. In particular, we expect to take the following actions with regulatory agencies:

•	To request review of the SurePure technology by the US Food and Drug Administration (“FDA”) for a number of applications so that the technology may be categorized as “generally recognized as safe,” or “GRAS”; and

•	To receive approval from the International Organization of Wine and Vine (“OIV”) for the use of the SurePure technology for wine industry applications.

•	Seek to market and sell our product and our technology for industrial applications;

•	Seek to expand the level of commercialization of our technology in the liquid egg, wine, dairy, fruit juice, carbonated soft drink and other beverage industries;

•	Expand our distribution networks for our products by identifying additional distributors according to geographic market, expertise with specific liquids and existing client relationships and negotiating agreements with the identified distributors on terms acceptable to both the distributors and to us; and

•	Obtain additional equity financing to support our growth from current shareholders, institutional investors or other investors to provide capital to support and augment our operations.

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

During the period ended December 31, 2015, we focused on the following activities:

•	continuing with commercial trials with key customers;

•	concluding agreements with customers;

•	working with regulatory authorities such that our technology can be employed in key areas;

•	manufacturing, delivering and commissioning equipment ordered by customers; and

•	attempting to negotiate financing arrangements.

Subsequent to December 31, 2015, we have focused on the following activities:

•	continuing with commercial trials with key customers;

•	concluding agreements and accepting orders from new customers;

•	pursuing the expansion of our customer base and distributor network internationally based in part on the regulatory approval received in the EU in January 2016;

•	working with regulatory authorities such that our technology can be employed in key areas;

•	manufacturing, delivering and commissioning equipment ordered by customers; and

•	negotiating possible equity financing agreements.

Results of Operations

The following table summarizes our results of operations for the year ended December 31, 2015 compared with our results of operations for the year ended December 31, 2014:

	Years Ended:		Variance
	December 31, 2015	December 31, 2014	$	%

Revenues	$2,454,000	$557,000	1,897,000	341%

General and Administrative Expenses	1,822,000	2,960,000	(1,138,000)	-38%

Research and Development	46,000	193,000	(147,000)	-76%

Interest Expense	47,000	179,000	(132,000)	-74%

Net Loss	697,000	3,099,000	(2,402,000)	-78%

Revenues

We had revenues of approximately $2,454,000 during the year ended December 31, 2015, representing a 341% increase as compared to approximately $557,000 for the year ended December 31, 2014. This increase as compared to the year ended December 31, 2014 was primarily due to the increase in new customer installations during the period.

Although we are negotiating certain agreements for the commercialization of our SurePure technology and although there are ongoing tests of our technology with potential customers, it is unlikely that more than two or three of those agreements as currently structured will generate significant amounts of revenue during 2016. As a general matter, however, we expect that revenues will increase to the extent that our commercialization efforts are successful. These commercialization efforts seek to introduce our technology to a broader range of clients and geographic areas. Our business model is largely based on sales of equipment.

General and Administrative Expenses

We had general and administrative expenses of approximately $1,822,000 during the year ended December 31, 2015, representing a 38% decrease as compared with approximately $2,960,000 during the year ended December 31, 2014. The decrease as compared to 2014 was primarily due to lower professional fees resulting from the reorganization of our South African entities as direct subsidiaries during 2014, lower employment costs due to reduction in staff numbers and remuneration levels, as well as reduced travel expenditures due to timing of customer visits.

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

Research and Development Expenses

We incurred research and development expenses of approximately $46,000 for the year ended December 31, 2015, representing a 76% decrease as compared with approximately $193,000 for the year ended December 31, 2014. This decrease as compared to the 2014 year was primarily due to timing of research work related to regulatory submissions.

We expect that our research and development expenses will increase in future periods as we pursue new applications and clients for our technology.

Net Interest Expense

We had net interest expense of approximately $47,000 for the year ended December 31, 2015, representing a 74% decrease, as compared to approximately $179,000 of net interest expense for the year ended December 31, 2014. This decrease was mainly due to the fact that during August 2014 we repaid the debenture that had been outstanding during a portion of 2014.

Gain on Settlement of Debt

We recognized a gain of $71,851 representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due to MCubed, and a number of other current liabilities. This gain has been included as ‘‘Gain on settlement of debt’’ under ‘‘Other income (expense)’’ within income from continuing operations in the accompanying consolidated statement of operations for the year ended December 31, 2015.

Net Loss

For the reasons discussed above, we had a net loss of approximately $697,000 for the year ended December 31, 2015, compared with a net loss of approximately $3,099,000 for the year ended December 31, 2014.

Although we generated a profit in the second and third quarters, we did not generated sufficient revenue to fund our operations for the year ended December 31, 2015. We expect our net losses to occur from time to time until such time as our commercialization efforts for our technology produce an increase in revenues sufficient to meet the cost of our operations on an ongoing basis.

Income Tax Expense (Benefit)

We have realized net operating losses in Switzerland, South Africa and the United States. In addition to net operating losses in prior periods, our net operating losses may result in a potential future income tax benefit, to the extent that any unexpired net operating loss carry-forwards can offset future operating profits.

Impact of Inflation

We believe that inflation has not had a material effect on our operations for the period from August 24, 2005 (when our operations began) to December 31, 2015.

Capital Expenditures

We did not invest in property and equipment during the year ended December 31, 2015.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been through sales of our Common Stock to our investors. During the year ended December 31, 2015, however, we were unable to obtain additional equity funding.

We continue to discuss potential financing transactions with various third parties, but we cannot provide any assurance that we will be able to conclude financing transactions with these or any other investors.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months and, as such, we require debt or equity financing. We are pursuing prospective sources for equity financing in an amount that would allow us to meet our commercialization targets. We face significant obstacles to attracting new financing due to our historical and current record of net losses and working capital deficits and the low level of the commercialization of our technology. Therefore, despite our efforts, we can provide no assurances that we will be able to obtain the financing required to meet our stated objectives or even to continue our business as a going concern.

The following table summarizes our financial position at December 31, 2015, compared with our financial position at December 31, 2014:

:

	As of:		Variance
	December 31, 2015	December 31, 2014	$	%

Cash	$5,000	$1,000	4,000	400%

Other Current Assets	235,000	423,000	(188,000)	-44%

Total Assets	320,000	519,000	(199,000)	-38%

Current Liabilities	1,747,000	3,079,000	1,332,000	-43%

As noted above under “Insufficient Funding” and as also noted below under this heading, our current cash resources are extremely limited.

As of December 31, 2015, we had cash of approximately $5,000 and other current assets of approximately $235,000, consisting of prepaid expenses, and total assets of approximately $320,000. As of December 31, 2015, we had no accounts receivable due to the timing of sales contacts. As of December 31, 2015, we had current liabilities of approximately $1,747,000, consisting of accounts payable, accounts payable to related parties and accrued liabilities. Of this amount, approximately $233,000 represented liabilities that were due to officers and directors, a decrease in liabilities to officers and stockholders of approximately $1,332,000 as compared to such amount as of December 31, 2014. This was attributable to the fact that we issued 8,362,176 shares of our Common Stock in settlement of a portion of the liability (approximately $1,331,070) to our officers and directors. Additionally we issued 1,676,000 shares of our Common Stock, in exchange for the cancellation in full of loan indebtedness of ZAR 3,542,204 (approximately $280,400), including interest and loan fees, due to an entity that had advanced funds to SPMSA and we issued 1,150,000 shares of our Common Stock in settlement of certain current liabilities of approximately $181,500.

Our shareholders’ deficit was approximately $1,427,000 as of December 31, 2015, compared with deficit of approximately $2,560,000 as of December 31, 2014.

Cash Flow Analysis

For the year ended December 31, 2015 our cash used in operating activities was approximately $37,000, which amount corresponded mainly to net losses from our operations offset by a decrease in customer deposits and amounts due to officers and stockholders. We expect to continue to have periods of negative cash flows from operating activities until such time as we fully commercialize our technology.

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

Off Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 promulgated under the Exchange Act, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required by this item are included beginning at page F-1 herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We designed our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on this assessment, management concluded that as of December 31, 2015, the Company’s internal control over financial reporting is effective.

As a smaller reporting company, the Company is not required to include in this annual report a report on Form 10-K the effectiveness of internal control over financial reporting by the Company’s independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

During management’s assessment of the effectiveness of the Company’s internal control over financial reporting, management did not identify any change that occurred during the year ended December 31, 2015 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the Company’s directors and executive officers as of December 31, 2015. At this time, our board of directors has no nominating or compensation committees and our audit committee has no members.

Name	Age	Position with the Company	Officer/Director Since
Guy Kebble	49	Chief Executive Officer	December 12, 2012
		President	December 12, 2012
		Director	January 6, 2013
Stephen Robinson	52	Chief Financial Officer	December 12, 2012
		Chief Accounting Officer	December 12, 2012
		Treasurer	December 12, 2012
		Secretary	December 12, 2012
		Director	December 12, 2012

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

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of SurePure US, SPI or any of their subsidiaries, and no person who became a director of SurePure US in December 2012 or January 2013, has:

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

Procedures for Security Holders to Nominate Candidates to the Board of Directors

During 2015, there were no changes made to the procedures by which shareholders may nominate candidates to our board of directors. The full board of directors will consider all director candidates nominated by shareholders during such times as the Company is actively considering appointment of new directors.  Candidates recommended by shareholders will be evaluated based on the same criteria described above.  Shareholders desiring to suggest a candidate for consideration should send a letter to the Company’s Corporate Secretary and include:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Executive officers, directors and certain persons who own more than 10% of our outstanding Common Stock are required by Section 16(a) of the Exchange Act to file with the Commission an initial report of ownership of our Common Stock on Form 3 and reports of change s in ownership on Form 4 or Form 5, and such persons are required to furnish us with copies of all such forms that they file.  We believe that all such Section 16(a) reports were filed on a timely basis in 2015, except as follows: (i) the Estate of Roger Kebble filed its Form 3 on November 20, 2015; the date of acquisition of the shares reported therein was August 25, 2015; (b) Guy R. Kebble filed a Form 4 on August 13, 2015; the date of acquisition of the shares reported therein was August 7, 2015; and (c) Stephen M. Robinson filed a Form 4 on August 13, 2015; the date of acquisition of the shares reported therein was August 7, 2015.

Code of Ethics

We have a Code of Ethics and Business Conduct (the “Code”) that applies to all directors, officers and employees, which will be posted on our website or can be obtained by writing to us at 405 Lexington Avenue, 25 th /26 th Floor, New York, New York 10174 c/o Corporate Secretary.  All of our directors, officers and employees are expected to be familiar with the Code and to adhere to those principles and procedures set forth in the Code that apply to them.  The Company will post any amendments to the Code, as well as any waivers that are required to be disclosed by the rules of the Commission, on the Company’s web site.

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

Summary Compensation Table

The following table sets forth, for the periods indicated, all of the compensation awarded to, earned by or paid to (i) each individual serving as a principal executive officer of SurePure or any of the subsidiaries or related operating entities of SurePure during our last completed fiscal year; and (ii) each other individual that served as an executive officer or significant employee of SurePure or any of the subsidiaries or related operating entities of SurePure at the conclusion of the fiscal year ended December 31, 2015 and who received in excess of $100,000 in compensation during such fiscal year (collectively, the “named executive officers”).

Name and Principal				Option
Position	Year	Salary	Bonus	Awards	Total
Guy R. Kebble,	2015	$225,648	$-	$-	$225,648
Director, President and Chief Executive Officer (1)	2014	$274,512	$-	$-	$274,512

Stephen M. Robinson,	2015	$343,134	$-	-	$343,134
Director and Chief Financial Officer (2)	2014	$439,708	$-	$-	$439,708

(1)	Has served as chief executive officer of the companies controlled by SPI and as Chairman of SPMSA since January 1, 2010.
(2)	Has served as chief financial officer of the companies controlled by SPI and as the sole director of SPI, SPO and SPP and as a director of SPMSA and SPHSA since January 1, 2008.

In 2015, Messrs. Kebble and Robinson agreed to reduce their compensation effective January 1, 2015 to the amounts described below under “Employment and Consultancy Agreements.”

Employment and Consulting Agreements

Guy Kebble and SPMSA entered into an updated Service Agreement dated July 1, 2012, under which SPMSA appointed Mr. Kebble as a permanent employee in the position of chief executive officer. The appointment is of indefinite duration, but may be terminated either by the employer or by Mr. Kebble on not less than three months’ prior written notice to the other and may also be summarily terminated by the employer if the executive commits a material breach of his contractual obligations under the agreement or in any circumstances justifying such termination at law. As chief executive officer, Mr. Kebble reports to the board of directors. His compensation under the agreement is ZAR 960,000 per annum (approximately $63,000) and is to be reviewed annually by the board of directors with a view to granting inflation-related or other increases. Mr. Kebble is also to be reimbursed for expenses incurred on behalf of SPMSA. The agreement provides for 20 days of vacation per year.

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

Stephen Robinson entered into an Employment Agreement with SPO, dated July 1, 2012, under which he is employed as the chief financial officer of SPO. In performing his duties, Mr. Robinson reports to the chief executive officer and board of directors of SPO. His duties are to be determined by the board of directors and include those normally associated with the position of chief financial officer. Subject to provisions of applicable law which permit termination for cause, Mr. Robinson’s appointment may be terminated either by SPO or by Mr. Robinson on not less than three months’ prior written notice to the other. Effective January 1, 2015 Mr. Robinson’s remuneration from SPO is CHF 318,000 (approximately $320,000) per annum payable in equal monthly installments and is to be reviewed annually by the board of directors with a view to granting inflation-related or other increases. In addition, the employer agrees to make contributions for social security and other compulsory expenses, plus the cost of certain airfare, and other local travel expenses in Switzerland. Mr. Robinson also is entitled to receive an allowance of CHF 500 (approximately $500) per month. The agreement further provides that Mr. Robinson may not disclose any of SPO’s confidential information or other trade secrets.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised option held by each of the named executive officers as of December 31, 2015:

	Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Stock Option	Stock Option
Name	Exercisable	Unexercisable	Exercise Price	Expiration Date
Guy R. Kebble, Director, President and Chief Executive Officer	100,000	-	0.89	11/11/2023

Stephen M. Robinson, Director and Chief Financial Officer	100,000	-	0.89	11/11/2023

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

The Plan terminates on December 9, 2022.

Director Compensation

We have not yet determined any policy for the payment of compensation to our directors in their capacities as directors. Our directors received no compensation in their capacity as such during 2014 or 2015. We may make grants of options from time to time under the 2012 Stock Plan to our directors in addition to those grants made in November 2013.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent Beneficially Owned (1)

Guy Kebble P.O. Box 71 Milnerton Cape Town South Africa, 7435	3,250,000	(2)	5.54%

Stephen Robinson Dammstrasse 19, CH-6301, Zug, Switzerland	6,633.637	(3)	11.31%
All Officers and Directors as a Group	9,883,637		16.86%

(1)	Based on the sum of (a) 58,533,992 shares issued and outstanding as of December 31, 2015, and (b) as to each listed beneficial owner, any additional rights to acquire shares of our Common Stock that are exercisable within the 60 days after December 31, 2015.

(2)	Includes options to purchase 100,000 shares of our Common Stock granted to Mr. Kebble under our 2012 Stock Plan, which are currently exercisable.

(3)	Includes options to purchase 100,000 shares of our Common Stock granted to Mr. Robinson under our 2012 Stock Plan, which are currently exercisable.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Commencing March 2, 2016 RBSM LLP (“RBSM”) was engaged to serve as our independent registered public accounting firm for the fiscal year ended December 31, 2015.

RSSM CPA LLP (“RSSM”), formerly known as Rosen Seymour Shapss Martin & Company LLP, served as our independent registered public accounting firm for the fiscal years ended December 31, 2012, 2013 and 2014. RSSM served as the independent certified public accounting firm for SPI for 2011 and 2012. Total principal accounting fees for professional services rendered by RSSM for the twelve months ended December 31, 2015 and December 31, 2014, are summarized as follows:

	Fiscal 2015	Fiscal 2014

Audit	$126,400	$117,500
Tax	—	—
Total	$126,400	$117,500

Audit Fees .   RSSM’s audit fees billed during 2015 were for professional services rendered in connection with the audit of SurePure’s 2014 consolidated financial statements, reviews of registration statements that we filed in 2015 and RSSM’s reviews of our quarterly financial statements during 2015. RSSM’s 2014 audit fees billed during 2014 were for professional services rendered in connection with the audit of SurePure’s 2013 consolidated financial statements included in our annual report on Form 10-K for 2014, reviews of registration statements that we filed in 2014 and RSSM’s reviews of our quarterly financial statements during 2014.

Tax Fees ..  There were no tax fees for professional services related to tax compliance, tax advice and tax planning within the United States that were paid to RSSM in either 2014 or 2015.

Board of Directors Pre-Approval Policies and Procedures . At its regularly scheduled meetings, the board of directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by our independent registered public accounting firm. The board of directors has the authority to grant pre-approvals of non-audit services.

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

The board of directors determined that the provision of services by RSSM described above is compatible with maintaining RSSM’s independence at our independent registered public accounting firm.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

Financial Statement Schedules

Required information is included in the footnotes to the Consolidated Financial Statements.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of SurePure, Inc., as amended. (1)

3.2	Bylaws of SurePure, Inc. (2)

10.2	Amended and Restated Share Exchange Agreement, dated December 12, 2012, by and among SurePure, Inc. (formerly SOEFL Inc.), XOptics (PTY) Limited and the holders of all shares in SurePure Investment Holdings AG (3)

10.3	Acquisition Agreement, dated August 16, 2012, between SurePure Investment Holding AG and SurePure Holdings South Africa (Pty) Ltd. (3)

10.4	Amendment to Acquisition Agreement, dated November 26, 2012 (3)

10.5	2012 Nonqualified Stock Option Plan. (3)

10.6	Subscription Agreement, dated July 23, 2012, between SurePure Investment Holding AG and Trinity Investment Management (Pte) Limited. (3)

10.7	Termination Letter, dated November 22, 2012, from SurePure Investment Holding AG to Trinity Investment Management (Pte) Limited. (3)

10.8	Employment Agreement dated July 1, 2012, between SurePure Marketing South Africa Ltd. and Guy Kebble. (3)

10.9	Consulting Agreement, dated July 1, 2012, between SurePure Operations AG and Guy Kebble. (3)

10.10	Employment Agreement, dated July 1, 2012, between SurePure Operations AG and Stephen Robinson. (3)

10.11	Employment Agreement dated July 1, 2012, between SurePure Marketing South Africa Ltd. and Stephen Miller. (3)

10.12	Consulting Agreement, dated July 1, 2012, between SurePure Operations AG and Stephen Miller. (3)

10.13	Agreement of Lease dated February 8, 2012, between Anglo African Development (Pty) Ltd. and SurePure Marketing South Africa (Pty) Ltd., effective March 1, 2012 until February 28, 2014, for the premises located at One Lagoon Beach, Unit 204, Lagoon Beach Milnerton, South Africa. (3)

10.14	Memorandum of Agreement of Lease, dated April 25, 2012, between HY Jack Property Holdings CC and SurePure Marketing South Africa Ltd., effective May 1, 2008, for the premises located at 4 Acteon Street, Unit 2, Paarden Eiland, South Africa. (3)

10.15	Agreement of Extension of Lease, dated April 19, 2012, between HY Jack Property Holdings CC and SurePure Marketing South Africa Ltd, effective January 5, 2012 until November 11, 2012, for the premises located at 4 Acteon Street, Unit 2, Paarden Eiland, South Africa. (3)

10.17	Form of Indemnification Agreement. (3)

10.18	Subscription Agreement, dated November 26, 2012, between SurePure Investment Holding AG and RD Active Capital Limited. (4)

10.19	Share Purchase Agreement, dated May 24, 2013, between SurePure, Inc. and Trinity Asset Management (Proprietary) Ltd. (5)

10.20	Waiver under the Share Purchase Agreement, dated May 24, 2013, between SurePure, Inc. and Trinity Asset Management (Proprietary) Ltd. (6)

10.21	Share Purchase Agreement, dated as of July 25, 2013, between SurePure, Inc. and MinAurum Limited. (7)

10.22	Registration Rights Agreement, dated as of July 25, 2013, between SurePure, Inc. and MinAurum Limited. (7)

10.23	Share Purchase Agreement, dated as of July 25, 2013, between SurePure, Inc. and Regency Capital Corporation. (7)

10.24	Registration Rights Agreement, dated as of July 25, 2013, between SurePure, Inc. and Regency Capital Corporation. (7)

10.25	Share Purchase Agreement, dated as of September 19. 2013, between SurePure, Inc. and Trinity Asset Management International Limited (8)

10.26	Registration Rights Agreement, dated as of September 19. 2013, between SurePure, Inc. and Trinity Asset Management International Limited. (8)

10.27	Share Purchase Agreement, dated as of October 25, 2013, between SurePure, Inc. and Regency Capital Corporation. (9)

10.28	Amendment, dated as of November 7, 2013, to the Share Purchase Agreement, dated as of September 19. 2013, between SurePure, Inc. and Trinity Asset Management International Limited. (10)

10.29	Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (11)

10.30	Amendment, dated February 13, 2014, to the Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (13)

10.31	Second Amendment, dated March 19, 2014, to the Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (14)

10.32	Agreement for the Subscription of Shares, dated as of May 20, 2014, between SurePure, Inc. and Trinity Asset Management (Proprietary) Limited (15)

10.33	Lease Agreement, dated May 20, 2014, between Southern African Landmark Properties CC and SurePure Marketing South Africa (Pty) Ltd. (15)

10.34	Third Amendment, dated June 26, 2014, to the Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (16)

10.35	Securities Purchase Agreement, dated June 23, 2014, between the Company and Peak One (17)

10.36	Debenture, issued June 23, 2014 by the Company to Peak One (17)

10.37	Registration Rights Agreement, dated June 23, 2014, between the Company and Peak One (17)

10.38	Guaranty Agreement, dated June 23, 2014, among SurePure Investment Holdings, AG, SurePure Operations, AG, SurePure Participations, AG, SurePure Holdings South Africa (Pty) Limited, SurePure Marketing South Africa (Pty) Limited and Peak One (17)

10.39	Amendment, dated July 24, 2014, to the Agreement for the Subscription of Shares, dated as of May 20, 2014, between SurePure, Inc. and Trinity Asset Management (Proprietary) Limited (18)

10.40	Loan Agreement, dated as of July 6, 2015, between SurePure Marketing South Africa Pty. Ltd. and Guy R. Kebble (18)

10.41	Agreement, dated August 7, 2015, by and among SurePure, Inc., SurePure Operations AG and SurePure Marketing South Africa Pty. Ltd., and Guy Kebble (19)

10.42	Agreement, dated August 7, 2015, by and among SurePure, Inc., SurePure Operations AG and Stephen Robinson (19)

10.43	Agreement, dated August 7, 2015, by and among SurePure, Inc., SurePure Operations AG and Christophe Jovenieaux (19)

10.44	Share Purchase Agreement, dated August 10, 2015, between SurePure, Inc. and M Cubed Holdings Limited (20)

10.45	Agreement, dated November 16, 2015, by and among SurePure, Inc., SurePure Operations AG and Stephen Robinson (21)

10.46	Agreement, dated November 16, 2015, between SurePure, Inc. and ProActive Capital Resources Group, LLC (21)

10.47	Agreement, dated November 16, 2015, between SurePure, Inc. and Steven Miller (21)

10.48	Securities Purchase Agreement, dated February 11, 2016, between the Company and SBI Investments LLC, 2014-1 (22)

10.49	Promissory Note, dated February 11, 2016 by the Company to SBI Investments LLC, 2014-1 (22)

10.50	Irrevocable Transfer Agent Instructions, dated February 11, 2016 from the Company to VStock Transfer LLC (22)

16.2	Letter from Seale & Beers, CPAs, dated December 21, 2012, to the Securities and Exchange Commission (12)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from SurePure, Inc. Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, (iii) Consolidated Statements of Other Comprehensive Income (Loss) for the years ended December 31, 2015 and 2014, (iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2015 and 2014, and (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014 and (v) Notes to Consolidated Financial Statements.

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

(14) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2014.

(15) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2014.

(16) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2014.

(17) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2014.

(18) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 8, 2015.

(19) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2015.

(20) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2015.

(21) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2015.

(22) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2016.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy R. Kebble	Chief Executive Officer; Director	April 14, 2016
Guy R. Kebble	(Principal Executive Officer)

/s/ Stephen M. Robinson	Chief Financial Officer; Director	April 14, 2016
Stephen M. Robinson	(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of, or are incorporated by reference into, this annual report on Form 10-K:

Exhibit No.	Description
3.1	Articles of Incorporation of SurePure, Inc., as amended. (1)

3.2	Bylaws of SurePure, Inc. (2)

10.2	Amended and Restated Share Exchange Agreement, dated December 12, 2012, by and among SurePure, Inc. (formerly SOEFL Inc.), XOptics (PTY) Limited and the holders of all shares in SurePure Investment Holdings AG (3)

10.3	Acquisition Agreement, dated August 16, 2012, between SurePure Investment Holding AG and SurePure Holdings South Africa (Pty) Ltd. (3)

10.4	Amendment to Acquisition Agreement, dated November 26, 2012 (3)

10.5	2012 Nonqualified Stock Option Plan. (3)

10.6	Subscription Agreement, dated July 23, 2012, between SurePure Investment Holding AG and Trinity Investment Management (Pte) Limited. (3)

10.7	Termination Letter, dated November 22, 2012, from SurePure Investment Holding AG to Trinity Investment Management (Pte) Limited. (3)

10.8	Employment Agreement dated July 1, 2012, between SurePure Marketing South Africa Ltd. and Guy Kebble. (3)

10.9	Consulting Agreement, dated July 1, 2012, between SurePure Operations AG and Guy Kebble. (3)

10.10	Employment Agreement, dated July 1, 2012, between SurePure Operations AG and Stephen Robinson. (3)

10.11	Employment Agreement dated July 1, 2012, between SurePure Marketing South Africa Ltd. and Stephen Miller. (3)

10.12	Consulting Agreement, dated July 1, 2012, between SurePure Operations AG and Stephen Miller. (3)

10.13	Agreement of Lease dated February 8, 2012, between Anglo African Development (Pty) Ltd. and SurePure Marketing South Africa (Pty) Ltd., effective March 1, 2012 until February 28, 2014, for the premises located at One Lagoon Beach, Unit 204, Lagoon Beach Milnerton, South Africa. (3)

10.14	Memorandum of Agreement of Lease, dated April 25, 2012, between HY Jack Property Holdings CC and SurePure Marketing South Africa Ltd., effective May 1, 2008, for the premises located at 4 Acteon Street, Unit 2, Paarden Eiland, South Africa. (3)

10.15	Agreement of Extension of Lease, dated April 19, 2012, between HY Jack Property Holdings CC and SurePure Marketing South Africa Ltd, effective January 5, 2012 until November 11, 2012, for the premises located at 4 Acteon Street, Unit 2, Paarden Eiland, South Africa. (3)

10.17	Form of Indemnification Agreement. (3)

10.18	Subscription Agreement, dated November 26, 2012, between SurePure Investment Holding AG and RD Active Capital Limited. (4)

10.19	Share Purchase Agreement, dated May 24, 2013, between SurePure, Inc. and Trinity Asset Management (Proprietary) Ltd. (5)

10.20	Waiver under the Share Purchase Agreement, dated May 24, 2013, between SurePure, Inc. and Trinity Asset Management (Proprietary) Ltd. (6)

10.21	Share Purchase Agreement, dated as of July 25, 2013, between SurePure, Inc. and MinAurum Limited. (7)

10.22	Registration Rights Agreement, dated as of July 25, 2013, between SurePure, Inc. and MinAurum Limited. (7)

10.23	Share Purchase Agreement, dated as of July 25, 2013, between SurePure, Inc. and Regency Capital Corporation. (7)

10.24	Registration Rights Agreement, dated as of July 25, 2013, between SurePure, Inc. and Regency Capital Corporation. (7)

10.25	Share Purchase Agreement, dated as of September 19. 2013, between SurePure, Inc. and Trinity Asset Management International Limited (8)

10.26	Registration Rights Agreement, dated as of September 19. 2013, between SurePure, Inc. and Trinity Asset Management International Limited. (8)

10.27	Share Purchase Agreement, dated as of October 25, 2013, between SurePure, Inc. and Regency Capital Corporation. (9)

10.28	Amendment, dated as of November 7, 2013, to the Share Purchase Agreement, dated as of September 19. 2013, between SurePure, Inc. and Trinity Asset Management International Limited. (10)

10.29	Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (11)

10.30	Amendment, dated February 13, 2014, to the Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (13)

10.31	Second Amendment, dated March 19, 2014, to the Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (14)

10.32	Agreement for the Subscription of Shares, dated as of May 20, 2014, between SurePure, Inc. and Trinity Asset Management (Proprietary) Limited (15)

10.33	Lease Agreement, dated May 20, 2014, between Southern African Landmark Properties CC and SurePure Marketing South Africa (Pty) Ltd. (15)

10.34	Third Amendment, dated June 26, 2014, to the Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (16)

10.35	Securities Purchase Agreement, dated June 23, 2014, between the Company and Peak One (17)

10.36	Debenture, issued June 23, 2014 by the Company to Peak One (17)

10.37	Registration Rights Agreement, dated June 23, 2014, between the Company and Peak One (17)

10.38	Guaranty Agreement, dated June 23, 2014, among SurePure Investment Holdings, AG, SurePure Operations, AG, SurePure Participations, AG, SurePure Holdings South Africa (Pty) Limited, SurePure Marketing South Africa (Pty) Limited and Peak One (17)

10.39	Amendment, dated July 24, 2014, to the Agreement for the Subscription of Shares, dated as of May 20, 2014, between SurePure, Inc. and Trinity Asset Management (Proprietary) Limited (18)

10.40	Loan Agreement, dated as of July 6, 2015, between SurePure Marketing South Africa Pty. Ltd. and Guy R. Kebble (18)

10.41	Agreement, dated August 7, 2015, by and among SurePure, Inc., SurePure Operations AG and SurePure Marketing South Africa Pty. Ltd., and Guy Kebble (19)

10.42	Agreement, dated August 7, 2015, by and among SurePure, Inc., SurePure Operations AG and Stephen Robinson (19)

10.43	Agreement, dated August 7, 2015, by and among SurePure, Inc., SurePure Operations AG and Christophe Jovenieaux (19)

10.44	Share Purchase Agreement, dated August 10, 2015, between SurePure, Inc. and M Cubed Holdings Limited (20)

10.45	Agreement, dated November 16, 2015, by and among SurePure, Inc., SurePure Operations AG and Stephen Robinson (21)

10.46	Agreement, dated November 16, 2015, between SurePure, Inc. and ProActive Capital Resources Group, LLC (21)

10.47	Agreement, dated November 16, 2015, between SurePure, Inc. and Steven Miller (21)

10.48	Securities Purchase Agreement, dated February 11, 2016, between the Company and SBI Investments LLC, 2014-1 (22)

10.49	Promissory Note, dated February 11, 2016, by the Company to SBI Investments LLC, 2014-1 (22)

10.50	Irrevocable Transfer Agent Instructions, dated February 11, 2016, from the Company to VStock Transfer LLC (22)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from SurePure, Inc. Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, (iii) Consolidated Statements of Other Comprehensive Income (Loss) for the years ended December 31, 2015 and 2014, (iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2015 and 2014, and (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and (v) Notes to Consolidated Financial Statements.

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

(14) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2014

(15) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2014

(16) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2014

(17) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2014.

(18) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 8, 2015.

(19) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2015.

(20) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2015.

(21) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2015.

(22) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2016.

* Filed herewith

** Furnished herewith

SUREPURE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

805 Third Avenue New York, NY 10022 212.838-5100 212.838.2676/ Fax www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SurePure, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of SurePure, Inc. and Subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of SurePure, Inc. and Subsidiaries as of December 31, 2014 and for the year then ended, were audited by other auditors who have ceased operations and whose report dated March 30, 2015, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SurePure, Inc. and Subsidiaries at December 31, 2015, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 14 to the consolidated financial statements, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions among others raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 14. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, NY

April 14, 2016

New York, NY Washington DC Mumbai, India San Francisco, CA Las Vegas, NV Kansas City, KS Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

PLEASE SEE THE LEGEND BELOW AT THE END OF THIS REPORT.

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

/s/RSSM CPA LLP

CERTIFIED PUBLIC ACCOUNTANTS

New York, New York

March 30, 2015

This Report of Independent Public Accountants dated March 30, 2015 by RSSM CPA LLP is a copy of the report previously issued by RSSMCPA LLP and included with RSSM CPA LLP's consent in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 30, 2015.

The above report has not been reissued by RSSM CPA LLP for inclusion with this Annual Report on Form 10-K for the year ended December 31, 2015.

SUREPURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

	December 31, 2015	December 31, 2014

Assets

Current assets:
Cash	$5,476	$526
Accounts receivable	-	16,800
Prepaid expenses and other current assets	235,262	406,280
Total current assets	240,738	423,606

Property and equipment, net	-	-

Intangible assets, net	78,954	95,622

Total assets	$319,692	$519,228

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and other current liabilities	$1,124,104	$1,252,203
Customer deposits	388,497	412,703
Due to officers	233,486	1,148,085
Income taxes payable	479	480
Loan payable	-	265,522

Total current liabilities	1,746,566	3,078,993

Total liabilities	1,746,566	3,078,993

Stockholders' deficit:
Common stock, $.001 par value, 200,000,000 shares authorized, 58,533,992 shares issued and outstanding (47,345,816 shares issued and outstanding at December 31, 2014)	58,534	47,346
Preferred stock, $.01 par values, 31,155,282 shares authorized, 14,800,000 shares issued and outstanding (14,800,000 shares issued and outstanding at December 31, 2014)	148,000	148,000
Additional paid-in capital	32,324,095	30,570,760
Other comprehensive income	1,064,911	999,456
Accumulated deficit	(35,022,414)	(34,325,327)
Total stockholders' deficit	(1,426,874)	(2,559,765)

Total liabilities and stockholders' deficit	$319,692	$519,228

See Notes to Consolidated Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Year Ended
	December, 31
	2015	2014

Revenue	$2,454,174	$557,341

Cost of revenue	1,274,947	249,523

Gross profit	1,179,227	307,818

Expenses:
General and administrative expenses (includes equity-based compensation of $43,454 and $136,568 respectively)	1,822,312	2,959,571
Promotion and marketing	16,509	58,467
Research and development	45,701	192,870
Amortization	16,668	16,668

Total expenses	1,901,190	3,227,576

Loss from operations	(721,963)	(2,919,758)

Other income (expense):
Interest expense (net)	(46,975)	(178,838)
Gain on settlement of debt with issuance of stock	71,851	-

Total other expense	24,876	(178,838)

Income (loss) before provision for taxes	(697,087)	(3,098,596)

Provision for income taxes	-	-

Net (loss)	$(697,087)	$(3,098,596)

(Loss) per share – basic and diluted	$(0.01)	$(0.07)

Weighted average shares outstanding - basic and diluted	51,316,348	44,931,481

See Notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Years Ended
	December 31,
	2015	2014

Net (loss)	$(697,087)	$(3,098,596)

Other comprehensive income, net of tax

Unrealized gain on foreign currency translation	65,455	91,700
Comprehensive (loss) net of tax	$(631,632)	$(3,006,896)

See Notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

						Accumulated
	Common			Additional		Other	Total
	Shares	Common	Preferred	Paid-in	Accumulated	Comprehensive	Stockholders'
	Issued	Stock	Stock	Capital	Deficit	Income	Deficit

Balances- December 31, 2013	39,937,432	$39,937	$198,000	$28,728,466	$(31,226,731)	$907,756	$(1,352,572)

Issuance of common stock for cash	1,191,075	1,192	-	1,189,884	-	-	1,191,076

Conversion of preferred stock to common stock	5,000,000	5,000	(50,000)	45,000	-	-	-

Issuance of common stock for consulting services	180,000	180	-	77,821	-	-	78,001

Issuance of common stock to settle liabilities	575,000	575	-	229,425	-	-	230,000

Issuance of common stock in connection with sale of convertible debentures	462,309	462	-	96,288	-	-	96,750

Beneficial conversion feature of convertible debentures	-	-	-	67,308	-	-	67,308

Equity-based compensation	-	-	-	136,568	-	-	136,568

Net (loss) for the year	-	-	-	-	(3,098,596)	-	(3,098,596)

Unrealized gain on foreign currency translation adjustment	-	-	-	-	-	91,700	91,700

December 31, 2014	47,345,816	47,346	148,000	30,570,760	(34,325,327)	999,456	(2,559,765)

Issuance of common stock to settle liabilities	11,188,176	11,188	-	1,709,881	-	-	1,721,069

Equity-based compensation	-	-	-	43,454	-	-	43,454

Net (loss) for the year	-	-	-	-	(697,087)	-	(697,087)

Unrealized loss on foreign currency translation adjustment	-	-	-	-	-	65,455	65,455

December 31, 2015	58,533,992	$58,534	$148,000	$32,324,095	$(35,022,414)	$1,064,911	$(1,426,874)

See Notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Years Ended
	December 31,
	2015	2014

Cash from operating activities:
Net (loss)	$(697,087)	$(3,098,596)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	16,668	16,668
Non-cash interest expense and loan costs	46,332	191,344
Non-cash gain on settlement of debt with issuance of stock	(71,851)	-
Issuance of common stock for consulting services	-	78,000
Equity-based compensation	43,454	136,568
Changes in assets and liabilities:
Accounts receivable	16,800	12,229
Prepaid expenses and other current assets	171,018	(249,898)
Accounts payable and other current liabilities	53,401	624,137
Customer deposits payable	(24,206)	402,703
Due to officers	408,269	572,386
Income taxes payable	-	(53)

Total cash used in operating activities	(37,202)	(1,314,512)

Cash from financing activities:
Proceeds from issuance of equity	-	1,191,077
Proceeds from issuance of convertible debt	-	37,500

Total cash provided by financing activities	-	1,228,577

Effect of exchange rate changes on cash	42,152	65,591

Net increase (decrease) in cash	4,950	(20,344)

Cash, beginning of year	526	20,870

Cash, end of year	$5,476	$526

Supplemental disclosures:
Interest paid	$643	$-

Taxes paid	$-	$-

Issuance of common stock in settlement of liabilities	$176,100	$-
		$-
Issuance of common stock in settlement of loans	$251,400	$-

Issuance of common stock in settlement of amounts due to officers	$1,293,570	$-

Conversion of preferred stock to common stock and additional paid-in capital	$-	$50,000

Issuance of common stock in connection with issuance of convertible debentures	$-	$36,750

See Notes to Consolidated Financial Statements.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015 and 2014

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

The Group has developed technology for using shortwave ultraviolet light (“UV-C”) to purify turbid liquids such as wine, fruit juice and milk. Although initially designed to treat food-grade applications, it has successfully been applied to liquids such as dairy products for animal consumption, protein products, bovine blood plasma, water, brines and sugar syrup solutions. The Group holds patents in 68 countries for this technology. The Group has been engaged in raising capital, continuing research and development of its technologies and developing markets for its products.

Basis of Presentation

The consolidated financial statements of SurePure, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the Unites States of America and are expressed in U.S dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Inter-company items and transactions have been eliminated in consolidation.

The Company’s wholly-owned subsidiaries are as follows:

•   SurePure Investment Holding AG (“SPI”), which wholly-owns SPO;

•   SurePure Operations AG (“SPO”), which markets the products of the Group and earns its revenue by selling or otherwise distributing equipment utilizing the Group’s technology globally. SPO owns a patent for the Group’s technology in various countries;

•   SurePure Participations AG (“SPP”), is a minority stockholder of SPI and is part of the common holding structure of the Group. SPP has no operations. SPP became a subsidiary as a result of the Share Exchange on December 12, 2012;

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015 and 2014

•   SurePure Holdings South Africa (Pty) Ltd., which holds the South African patent, and its wholly-owned subsidiary, SurePure Marketing South Africa (Pty) Ltd. (“SPMSA”), which sells or otherwise distributes equipment utilizing the Group’s technology in South Africa. These entities became subsidiaries as a result of their acquisition on June 12, 2013; and

•   SurePure Latin America Maqinas de Purificasao UVC Ltda. (“SPLAM”), which conducts no operations currently and is in the final stages of deregistration.

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

Accounts Receivable

Accounts receivable represent amounts due from customers and are carried at original invoice amount less an estimate made for doubtful receivables. The Group establishes a provision for estimated doubtful accounts, if necessary. No allowance for doubtful accounts was deemed to be necessary at December 31, 2014.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015 and 2014

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

The Group evaluates the carrying value of its intangible assets for impairment at least annually or when events or changes in circumstances are identified by management that indicate that such carrying values may not be fully recoverable. The evaluation involves estimating the future undiscounted cash flows expected to be derived from the assets to assess whether or not a potential impairment exists. As a result of its evaluations, management determined that it was not necessary to recognize a loss on impairment of its intangible assets for the years ended December 31, 2015 and 2014.

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

Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the year ended December 31, 2015, two customers accounted for 92% of revenue.

For the year ended December 31, 2014, four customers accounted for 73% of revenue.

At December 31, 2014, one customer accounted for 77% of the accounts receivable.

Shipping and Handling Costs

Shipping and handling costs are expensed as cost of goods sold when the related inventory is sold.

Research and Development

Research and development costs are charged to expense as incurred.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015 and 2014

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

Applicable functional currencies are:

SPI, SPO, and SPP	Swiss Francs – CHF
SPLAM	Brazilian Real – BRL
SPHSA and SPMSA	South African Rand – ZAR

Exchange rates used for conversion of foreign items to USD at the end of each period and the average for each period were:

	December 31,	December 31,
	2015	2014
CHF:
Reporting date	1.0073	1.0105
Average for period	1.0398	1.0938

BRL:
Reporting date	0.2523	0.3722
Average for period	0.3046	0.4257

ZAR:
Reporting date	0.0643	0.0861
Average for period	0.0788	0.0922

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015 and 2014

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

2. Property and Equipment

Property and equipment consists of the following:

	December 31,	December 31,
	2015	2014

Machinery and equipment	$5,010	$5,010
Furniture and fixtures	12,753	12,753
Motor vehicles	14,400	14,400
Office and computer equipment	12,647	12,647
	44,810	44,810
Less: Accumulated depreciation	44,810	44,810

Property and equipment, net	$-	$-

Property and equipment is fully depreciated, and there was no depreciation expense for the years ended December 31, 2015 and 2014.

3. Intangible Assets

Intangible assets consist of the following:

	December 31,	December 31,
	2015	2014

Patents	$208,943	$208,943
Less: Accumulated amortization	129,989	113,321

Intangible assets, net	$78,954	$95,622

Amortization expense was $16,668 for the each of the years ended December 31, 2015 and 2014.

4. Due to Officers

Due to officers consists of unpaid salaries, accrued leave and advances from executives totaling $233,486 and $1,148,085 at December 31, 2015 and 2014, respectively. The chief executive officer has not been paid a portion of his salary and unreimbursed expenses and was due $108,359 as of December 31, 2015. The Company’s chief financial officer has not been paid a portion of his salary and unreimbursed expenses and was due $125,127 as of December 31, 2015.

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

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015 and 2014

On November 16, 2015, the Company entered into an agreement with its chief financial officer, under which he agreed to discharge the Company from a portion of amounts owed to him in respect of fees due from its subsidiary, SPO, in exchange for the issuance of shares of Common Stock. The chief financial officer discharged the Company from approximately $250,000 of approximately $353,500 owed in respect of fees for services accrued and unpaid as of September 30, 2015 in exchange for 1,250,000 shares of Common Stock.

5. Other Loans Payable

On April 4, 2013, SPMSA borrowed ZAR 2 million (approximately $201,000) from a lender pursuant to a note. The terms of the loan provide for interest of 2% per month on the outstanding balance which is payable together with the principal balance no later than December 31, 2013. An officer and stockholder of the Company deposited 1,000,000 shares of Common Stock with the lender as security for the repayment of the loan to SPMSA. On June 10, 2015, the repayment date was further extended to September 30, 2015. Interest on this loan was approximately $16,500 and $15,500 for the three months ended September 30, 2015 and 2014 and approximately $38,000 and $44,200 for the nine months ended September 30, 2015 and 2014. As of August 10, 2015, the loan was settled with the issuance of 1,676,000 shares of Common Stock. The Company recognized a gain of $28,951 representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due to the lender. This gain has been included as ‘‘Gain on settlement of debt’’ under ‘‘Other income (expense)’’ within income from continuing operations in the accompanying Consolidated Statement of Operations for the year ended December 31, 2015.

6. Convertible Debentures Payable

On June 23, 2014, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Peak One Opportunity Fund, L.P., a Delaware limited partnership (“Peak One”), under which the Company has the right, subject to the terms and conditions of the Securities Purchase Agreement, to issue up to three convertible debentures each in the face amount of $125,000. . Each debenture was payable in full on the third anniversary of the date of issue (the “maturity date”). Each debenture provideded for a discount of $12,500 upon issuance and sale and a zero percent stated interest rate. The Company issued the first debenture (the “Debenture”) to Peak One on June 23, 2014. The Company paid Peak One $10,000 for legal and other costs that were deducted from the proceeds of issuance. The Securities Purchase Agreement also provided for the issuance of 75,000 shares of Common Stock to an affiliate of Peak One upon the issuance of the Debenture. These shares were issued and valued at $.49 per share, which was the closing price of Common Stock on the date of issuance. The Debenture provided Peak One with the option to convert any outstanding balance under the Debenture into shares of Common Stock of the Company at 65% of the lowest closing price of Common Stock during the twenty trading days prior to conversion. This conversion price constitutes a beneficial conversion feature (“BCF”) that was valued at $67,308 on the date of issuance. The Company accounted for the BCF as a reduction of the balance of the related debt at the date of issuance and as an additional cost that is to be treated as noncash interest. The total costs of issuance were $126,558, including the value of 75,000 shares of Common Stock issued, the discount and the BCF, which are treated as interest, and the legal and other costs that are treated as loan costs. The Company expensed these costs currently due to the fact that the option to convert into shares rests solely with Peak One. Of the total costs associated with the Securities Purchase Agreement, $116,558 was charged to interest expense and $10,000 of loan costs was included in general and administrative expenses. Following the issuance of the Debenture, the Company registered 1,227,416 shares of Common Stock in connection with Peak One’s conversion rights.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015 and 2014

At June 30, 2014, the unpaid balance of the Debenture was $125,000 and was included in long-term debt. On July 18, 2014, Peak One converted $30,000 of the Debenture into 177,514 shares of Common Stock. On August 5, 2014, Peak One converted an additional $30,000 of the Debenture into 209,795 shares of Common Stock. On September 2, 2014, the Company repaid the outstanding amount of the debenture that it had issued to Peak One Opportunity Fund, L.P. on June 23, 2014. On September 3, 2014 the Company and Peak One Opportunity Fund, L.P. terminated the Securities Purchase Agreement.

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

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015 and 2014

During the year ended December 31, 2014, the preferred stockholder converted 5,000,000 shares of the Company’s preferred stock into 5,000,000 shares of Common Stock.  At both December 31, 2015 and December 31, 2014, there were 14,800,000 issued and outstanding shares of Nonvoting Convertible Preferred Stock.

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

Years ended December 31, 2015 and 2014

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

On August 10, 2015, the Company and M Cubed Holdings Limited (“MCubed”), a corporation formed under the laws of South Africa, entered into a share purchase agreement under which MCubed agreed to purchase 1,676,000 shares of Common Stock, in exchange for the cancellation in full of loan indebtedness of ZAR 3,542,204 (approximately $280,400), including interest and loan fees, due from its subsidiary SPMSA. SPMSA and MCubed had entered into the loan agreement under which MCubed loaned ZAR 2,000,000 to SPMSA on April 17, 2013.

On November 16, 2015, the Company entered into separate agreements with its chief financial officer its investor relations consultant, and a former employee, under which the Company was discharged from approximately $364,570 of obligations in exchange for 1,892,176 shares of the Company’s Common Stock. Specifically, the chief financial officer, discharged the Company from approximately $250,000 of approximately $363,400 owed in respect of fees for services accrued and unpaid as of October 31, 2015 in exchange for 1,250,000 shares of the Common Stock; the consultant discharged us from $36,000 owed in respect of fees for services accrued and unpaid as of October 31, 2015 in exchange for 180,000 shares of the Company’s Common Stock; and the former employee discharged the Company from $78,570 owed in respect of our obligation to pay past due compensation in exchange for 462,176 shares of the Company’s Common Stock.

During the year ended December 31, 2014, the holder of the Company’s convertible preferred shares converted 5,000,000 shares of Preferred Stock into 5,000,000 shares of Common Stock. The holder did not convert any shares of Nonvoting Convertible Preferred Stock during the year ended December 31, 2015.

 There were 58,533,992 and 47,345,816 shares of Common Stock issued and outstanding at December 31, 2015 and 2014 respectively.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015 and 2014

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

Years ended December 31, 2015 and 2014

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

9. Shareholders’ Deficit

The consolidated shareholders’ defecit of the Company consists of common stock, additional paid-in capital, deficit and accumulated other comprehensive income. The amounts for equity in variable interest entities and noncontrolling interest have been reclassified to additional paid-in capital, deficit and accumulated other comprehensive income effective with the acquisition of SPHSA on June 12, 2013.

10. Income Taxes

The Company and its subsidiaries file income tax returns in Switzerland, South Africa, the United States and Brazil. The components of (loss) from operations before income taxes, by jurisdiction, are as follows:

	Years Ended December 31,
	2015	2014
Switzerland	$60,496	$(1,561,194)
South Africa	(377,230)	(616,550)
United States	(380,353)	(920,852)
Brazil	-	-
Total Net (Loss)	$(697,087)	$(3,098,596)

The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Current tax provision:
Switzerland	$-	$-
South Africa	-	-
United States	-	-
Brazil	-	-
Total current tax provision	-	$-

Deferred tax provision:
Switzerland	558,856	$(278,301)
South Africa	(102,278)	(171,594)
United States	(133,123)	(322,299)
Brazil	235,375	-
Change in valuation allowance	(558,830)	772,194
Total deferred provision	-	-

Total	$-	$-

The Company has determined that the future tax benefits from net operating losses are not likely to be realized in future periods and a 100% valuation allowance has been provided for all periods.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015 and 2014

The income tax effect of each type of temporary difference giving rise to the net deferred tax asset as follows:

	December 31,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$6,094,031	$6,652,861
Less: valuation allowance	(6,094,031)	(6,652,861)

Total	$-	$-

The following reconciles the effective income tax rates with the statutory rates for years ended December 31, 2015 and 2014:

			United
	Switzerland	South Africa	States	Brazil	Total

Statutory rate of tax	8.5%/18%	28.0%	35.0%	25.0%

Year ended December 31, 2015:
Net income (loss) from operations before taxes	$60,496	$(377,230)	$(380,353)	$-	$(697,087)

As calculated at the statutory rate	12,889	(105,624)	(133,124)	-	(225,859)

Permanent differences	545,967	3,346	-	235,375	784,689
Change in valuation reserves	(558,856)	102,278	133,124	(235,375)	(558,830)

Provision for income taxes	$-	$-	$-	$-	$-

Year ended December 31, 2014:
Net (loss) from operations before taxes	$(1,561,194)	$(616,550)	$(920,852)	$-	$(3,098,596)

As calculated at the statutory rate	(278,301)	(172,634)	(322,299)	-	(773,234)

Permanent differences	-	1,040	-	-	1,040
Change in valuation reserves	278,301	171,594	322,299	-	772,194

Provision for income taxes	$-	$-	$-	$-	$-

Permanent differences are principally related to loss on disposal of property and equipment, interest and penalties and unallowable expenses.

The Company and Group members remain subject to tax examinations for the two years ended December 31, 2015 in Switzerland and South Africa, for the seven years ended December 31, 2015 in the U.S and for the five years ended December 31, 2015 in Brazil.

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

The Company has yet to file its United States income tax returns for the year ended December 31, 2014 and has not as yet requested an extension to file its December 31, 2015 United States income tax returns. Failure to file the returns by the required deadlines could result in penalties of approximately $20,000 as of December 31, 2015.

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

Years ended December 31, 2015 and 2014

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

On November 12, 2013, the Company granted non-qualified stock options to purchase an aggregate of 475,000 shares of the Company’s Common Stock under the plan, each at an exercise price of $0.89 per share. The options vest over three years as follows:

Options vested on November 12, 2013	190,000
Options vested on November 12, 2014	142,500
Options vested on November 12, 2015	142,500

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

There was no reduction for estimated forfeitures. Under this model and the foregoing assumptions, the options granted in 2013 were valued at $151,053. Of this amount, $87,452, $15,900 and $47,701 is attributable to executives, employees and consultants, respectively. Equity-based compensation for the years ended December 31, 2015 and 2014 was $43,454 and $136,568, respectively. These amounts are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

12. Commitments, Contingencies and Tax Obligation

Lease Commitments

The Company leases premises in South Africa under operating leases.  The office facility lease was originally scheduled to expire on April 30, 2012 and has been extended in a short-term basis several times. The lease term terminated on February 28, 2014, and the Company leased this office for an additional month in March 2014.  The Company executed a one-year lease for a new office facility effective April 1, 2014 and was able to terminate this lease in May 2014. The lease for the new office terminated on May 31, 2015 and was not renewed. The lease for the Company’s workshop facility originally expired on April 30, 2012 and was also extended on a short-term basis. The workshop was being leased on a month-to-month basis thereafter. On June 1, 2014, the Company leased new office and workshop facilities for a one-year term with an automatic extension for another year unless cancelled with due notice. The monthly rent for the workshop lease is approximately $800. In addition to the payments required under the workshop lease, payments are made for space rentals on an as-needed basis. The total rent expense was approximately $27,000 and $51,700 for the years ended December 31, 2015 and 2014, respectively. Rent expense is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015 and 2014

The future rent commitments under the above lease for the twelve months ending December 31, 2016 is approximately $7,100.

Payroll Commitments

The Group’s employees in South Africa have employment contracts that provide for one month of notice before the employee can be terminated.  As of December 31, 2015, the total monthly salary commitment applicable to these employees was approximately $9,100.

Payroll Tax Obligations

During 2013, SPMSA received notification from the South African Revenue Service (“SARS”) regarding unpaid payroll taxes of approximately $185,000.  SPMSA requested additional time to arrange a payment plan that is suitable to both parties and commenced making monthly payments to SARS. Due to insufficient funds the SPMSA has been unable to continue making additional payments in this regard and has requested additional time to arrange a payment plan that is suitable to both parties. As at December 31, 2015 2014, the unpaid balance of this liability was approximately $93,000 and $80,000, respectively and is included in accounts payable and other current liabilities in the accompanying Consolidated Balance Sheets. Effective October 31, 2014, SARS placed a collection order on the bank account of SPMSA for the outstanding amounts due.

Additionally, the Company has payroll tax and social security obligations in Switzerland relating to the employment of the chief financial officer by SPOAG. As at December 31, 2015 and 2014, the unpaid balance of this liability was approximately $169,000 and $100,000, respectively and is included in accounts payable and other current liabilities in the accompanying Consolidated Balance Sheets.

Employment and Consulting Agreements

The Company has entered into agreements to secure the services of two executives.  These agreements provide for annual compensation and require a minimum termination notice period by the employer of three months.  Both executives are stockholders of the Company. The minimum amount due under these agreements is approximately $134,500 over the year ending December 31, 2016

The total compensation to these executives and one former executive was approximately $551,000 and $814,000 for the years ended December 31, 2015 and 2014, respectively.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015 and 2014

The Company entered into agreements with unrelated third party consultants and institutions for consulting, research and professional services.  These agreements can be terminated by either party with between one and three months written notice or immediately if for cause.  The amounts due vary according to the nature of the service arrangement and the length of notice required for termination. The minimum amount due under these agreements is approximately $63,000 over the year ending December 31,2016.

Other Commitments

The Company is obligated to make payments of approximately $422,000 subsequent to December 31, 2015 in connection with purchase orders open as of December 31, 2015 for the purchase of machines to be delivered in 2016. Payments to vendors relating to these purchases are scheduled to be made prior to June 30, 2016 from the proceeds of the sales to which they relate.

13. Subsequent Events

The Company has evaluated its subsequent events since December 31, 2015 and has disclosed its open purchase orders created since that date in Note 12.

On February 11, 2016 the Company entered into a Securities Purchase Agreement with SBI Investments LLC, 2014-1, a statutory series of Delaware limited liability company (“SBI”). Under the purchase agreement, SBI agreed to purchase the Company’s promissory note in the principal amount of $330,000 (the “SBI Note”) for a purchase price of $300,000. SBI has the right to convert the SBI Note into shares of the Company’s Common Stock following the occurrence of an event of default under the SBI Note, including the failure to repay the SBI Note on or before August 9, 2016. The SBI Note bears interest at the rate of 0% per annum until the occurrence of an Event of Default, at which time the SBI Note bears default interest at the rate of 22% per annum. On February 11, 2016, the Company issued and sold the SBI Note to SBI under the terms of the purchase agreement.

14. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of the Company as a going concern.

The Company has generated recurring losses and expects to incur additional losses as it expands its photopurification technology and develops marketing, sales and financial plans. As reflected in the accompanying Consolidated Financial Statements, the Company’s total consolidated liabilities exceed total consolidated assets at December 31, 2015 and 2014 by $1,426,874 and $2,559,765 respectively.

To date, the Company’s cash flow has been funded with cash investments by its shareholders, certain third parties and to a considerably lesser extent, revenue. These inflows have been insufficient to enable the company to cover its costs. Additionally, as disclosed in Note 12, with respect to payroll tax obligations due in both Switzerland and South Africa, the Company has been unable to meet its obligations for payment of these taxes.

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

Years ended December 31, 2015 and 2014

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

Management is currently pursuing plans to address the cash flow requirements of the Company for the year ending December 31, 2016 and beyond. The Company is engaged in discussions with current and other potential investors, and the Company is also considering additional offerings of Common Stock. The Company was not, however, able to secure any additional equity financing during the year to December 31, 2015 from existing shareholders or otherwise, despite its efforts to do so. In addition, the Company projects that increase in the commercialization of its technology may provide additional cash flow for operations. The Company entered into sales contracts of approximately $2,286,000 during the year ended December 31, 2015.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

