Form 10-Q
period 2016-03-31
SurePure, Inc.
filed 2016-05-10
CIK 1452176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54172

SUREPURE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-3550286850
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

405 Lexington Avenue, 25th Floor, New York, NY	10174
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock, as of May 9, 2016 was 58,533,992.

SUREPURE, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)

Assets

Current assets:
Cash	$59,081	$5,476
Accounts receivable	-	-
Prepaid expenses and other current assets	290,999	235,262
Total current assets	350,080	240,738

Property and equipment, net	-	-

Intangible assets, net	74,787	78,954

Total assets	$424,867	$319,692

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and other current liabilities	$1,270,665	$1,124,104
Customer deposits	406,874	388,497
Due to officers	331,517	233,486
Income taxes payable	493	479
Loan payable	316,333	-

Total current liabilities	2,325,882	1,746,566

Total liabilities	2,325,882	1,746,566

Stockholders' deficit:
Common stock, $.001 par value, 200,000,000 shares authorized,	58,534	58,534
58,533,992 shares issued and outstanding (58,533,992 shares issued and outstanding at December 31, 2015)
Preferred stock, $.01 par values, 31,155,282 shares authorized,	148,000	148,000
14,800,000 shares issued and outstanding (14,800,000 shares issued and outstanding at December 31, 2015)
Additional paid-in capital	32,324,095	32,324,095
Other comprehensive income	1,037,345	1,064,911
Accumulated deficit	(35,468,989)	(35,022,414)
Total stockholders' deficit	(1,901,015)	(1,426,874)

Total liabilities and stockholders' deficit	$424,867	$319,692

See Notes to Unaudited Consolidated Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Revenue	$-	$98,340

Cost of revenue	-	46,335

Gross profit	-	52,005

Expenses:
General and administrative expenses (includes	410,051	536,990
equity-based compensation of
$0 and $12,415 respectively)
Promotion and marketing	2,192	8,827
Research and development	13,322	17,338
Amortization	4,167	4,167
Total expenses	429,732	567,322
Loss from operations	(429,732)	(515,317)

Other income (expense):
Interest expense (net)	(16,843)	(16,556)
Total other expense	(16,843)	(16,556)
Income (loss) before provision for taxes	(446,575)	(531,873)

Provision for income taxes	-	-

Net loss	$(446,575)	$(531,873)

Loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding -
basic and diluted	58,533,992	47,345,816

See Notes to Unaudited Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Net loss	$(446,575)	$(531,873)

Other comprehensive income, net of tax

Unrealized gain on foreign
currency translation	(27,566)	(31,489)
Comprehensive loss net of tax	$(474,141)	$(563,362)

See Notes to Unaudited Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2016

						Accumulated
	Common			Additional		Other	Total
	Shares	Common	Preferred	Paid-in	Accumulated	Comprehensive	Stockholders'
	Issued	Stock	Stock	Capital	Deficit	Income	Deficit

December 31, 2015 (audited)	58,533,992	$58,534	$148,000	$32,324,095	$(35,022,414)	$1,064,911	$(1,426,874)

Net loss for the quarter					(446,575)		(446,575)

Unrealized loss on foreign currency translation adjustment	-	-	-	-	-	(27,566)	(27,566)

March 31, 2016 (unaudited)	58,533,992	$58,534	$148,000	$32,324,095	$(35,468,989)	$1,037,345	$(1,901,015)

See Notes to Unaudited Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash from operating activities:
Net loss	$(446,575)	$(531,873)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,167	4,167
Non-cash interest expense and loan costs	16,333	16,064
Equity-based compensation	-	12,415
Changes in assets and liabilities:
Accounts receivable	-	(32,500)
Prepaid expenses and other current assets	(55,737)	(346,217)
Accounts payable and other current liabilities	146,561	(44,351)
Customer deposits payable	18,377	1,008,210
Due to officers	98,031	71,423
Income taxes payable	-	13

Total cash used in operating activities	(218,843)	157,351

Cash from financing activities:
Proceeds from issuance of note	300,000	-
Total cash provided by financing activities	300,000	-

Effect of exchange rate changes on cash	(27,552)	(42,427)
Net increase in cash	53,605	114,924

Cash, beginning of period	5,476	526
Cash, end of period	$59,081	$115,450

Supplemental disclosures:
Interest paid	$510	$492
Taxes paid	$-	$-

See Notes to Unaudited Consolidated Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2016 and 2015

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

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements. Our consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Amounts in our unaudited consolidated financial statements are, except as otherwise noted, expressed in U.S. Dollars.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2016.

Basis of Consolidation

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

SUREPURE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2016 and 2015

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

SUREPURE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2016 and 2015

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

The Group evaluates the carrying value of its intangible assets for impairment at least annually or when events or changes in circumstances are identified by management that indicate that such carrying values may not be fully recoverable. The evaluation involves estimating the future undiscounted cash flows expected to be derived from the assets to assess whether or not a potential impairment exists. As a result of its evaluations, management determined that it was not necessary to recognize a loss on impairment of its intangible assets for the three months ended March 31, 2016 and 2015.

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

For the quarter ended March 31, 2015, 1 customer accounted for 98% of revenue.

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

SUREPURE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2016 and 2015

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

Applicable functional currencies are:

SPI, SPO, and SPP	Swiss Francs – CHF
SPLAM	Brazilian Real – BRL
SPHSA and SPMSA	South African Rand – ZAR

Exchange rates used for conversion of foreign items to USD at the end of each period and the average for each period were:

	Three Months Ended
	March 31		December 31,
	2016	2015	2015
CHF:
Reporting date	1.0362	1.0369	1.0073
Average for period	1.0062	1.0508	1.0398

BRL:
Reporting date	0.2753	0.3073	0.2523
Average for period	0.2563	0.3512	0.3046

ZAR:
Reporting date	0.0664	0.0827	0.0643
Average for period	0.0632	0.0851	0.0788

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

2. Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)

Machinery and equipment	$5,010	$5,010
Furniture and fixtures	12,753	12,753
Motor vehicles	14,400	14,400
Office and computer equipment	12,647	12,647
	44,810	44,810
Less: Accumulated depreciation	44,810	44,810

Property and equipment, net	$-	$-

Property and equipment is fully depreciated, and there was no depreciation expense for the three months ended March 31, 2016 and 2015.

SUREPURE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2016 and 2015

3. Intangible Assets

Intangible assets consist of the following:

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)

Patents	$208,943	$208,943
Less: Accumulated amortization	134,156	129,989

Intangible assets, net	$74,787	$78,954

Amortization expense was $4,167 for each of the three months ended March 31, 2016 and 2015.

4. Due to Officers

Due to officers consists of unpaid salaries, accrued leave and advances from executives totaling $331,517 and $233,486 at March 31, 2016 and December 31, 2015, respectively. The chief executive officer has not been paid a portion of his salary and unreimbursed expenses and was due $145,726 as of March 31, 2016. The Company’s chief financial officer has not been paid a portion of his salary and unreimbursed expenses and was due $185,791 as of March 31, 2016.

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

SUREPURE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2016 and 2015

On February 11, 2016 we entered into a Securities Purchase Agreement with SBI Investments LLC, 2014-1, a statutory series of Delaware limited liability company (“SBI”). Under the Purchase Agreement, SBI agreed to purchase from us our promissory note in the principal amount of $330,000. SBI has the right to convert the note into shares of our Common Stock, par value $0.001 per share, following the occurrence of an event of default under the note, including the failure to repay the note on or before August 9, 2016 The note bears interest at the rate of 0% per annum until the occurrence of an event of default, at which time the note bears default interest at the rate of 22% per annum. On February 11, 2016, we also issued and sold to SBI, and SBI purchased from us, the note for a purchase price of $300,000.

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

SUREPURE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2016 and 2015

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

On November 16, 2015, the Company entered into separate agreements with its chief financial officerits investor relations consultant, and a former employee, under which the Company was discharged from approximately $364,570 of obligations in exchange for 1,892,176 shares of the Company’s Common Stock. Specifically, the chief financial officer, discharged the Company from approximately $250,000 of approximately $363,400 owed in respect of fees for services accrued and unpaid as of October 31, 2015 in exchange for 1,250,000 shares of the Common Stock; the consultant discharged us from $36,000 owed in respect of fees for services accrued and unpaid as of October 31, 2015 in exchange for 180,000 shares of the Company’s Common Stock; and the former employee discharged the Company from $78,570 owed in respect of our obligation to pay past due compensation in exchange for 462,176 shares of the Company’s Common Stock.

There were 58,533,992 shares of Common Stock issued and outstanding at March 31, 2016 and December 31, 2015 respectively.

7. Shareholders’ Deficit

The consolidated shareholders’ deficit of the Company consists of common stock, additional paid-in capital, deficit and accumulated other comprehensive income.

8. Income Taxes

The Company and its subsidiaries file income tax returns in Switzerland, South Africa, the United States and Brazil. The components of income (loss) from operations before income taxes, by jurisdiction, are as follows:

	Three Months Ended March 31,
	2016	2015
Switzerland	$(272,093)	$(229,522)
South Africa	(51,397)	(135,986)
United States	(123,085)	(166,365)
Brazil	-	-
Total Net Loss	$(446,575)	$(531,873)

SUREPURE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2016 and 2015

The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Current tax provision:
Switzerland	$-	$-
South Africa	-	-
United States	-	-
Brazil	-	-
Total current tax provision	$-	$-

Deferred tax provision:
Switzerland	$(48,711)	$(41,008)
South Africa	(14,364)	(38,041)
United States	(43,080)	(58,227)
Brazil	-	-
Change in valuation allowance	106,155	137,276
Total deferred provision	-	-

Total	$-	$-

The Company has determined that the future tax benefits from net operating losses are not likely to be realized in future periods and a 100% valuation allowance has been provided for all periods.

The income tax effect of each type of temporary difference giving rise to the net deferred tax asset as follows:

	March 31,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$6,200,187	$6,094,032
Less: valuation allowance	(6,200,187)	(6,094,032)

Total	$-	$-

The following reconciles the effective income tax rates with the statutory rates for three months ended March 31, 2016 and 2015:

			United
	Switzerland	South Africa	States	Brazil	Total

Statutory rate of tax	8.5%/18%	28.0%	35.0%	25.0%

Three months ended March 31, 2016:
Net (loss) from operations
before taxes	$(272,093)	$(51,397)	$(123,085)	$-	$(446,575)

As calculated at the statutory rate	(48,711)	(14,391)	(43,080)	-	(106,182)

Permanent differences	-	27	-	-	27
Change in valuation reserves	48,711	14,364	43,080	-	106,155

Provision for income taxes	$-	$-	$-	$-	$-

Three months ended March 31, 2015:
Net (loss) from operations
before taxes	$(229,522)	$(135,986)	$(166,365)	$-	$(531,873)

As calculated at the statutory rate	(41,008)	(38,041)	(58,227)	-	(137,276)

Permanent differences	-	-	-	-	-
Change in valuation reserves	41,008	38,041	58,227	-	137,276

Provision for income taxes	$-	$-	$-	$-	$-

SUREPURE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2016 and 2015

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

The Company has yet to file its United States income tax returns for the year ended December 31, 2014 and has not as yet requested an extension to file its December 31, 2015 United States income tax returns. Failure to file the returns by the required deadlines could result in penalties of approximately $20,000 as of December 31, 2015. The penalties have been provided for in Current Liabilities as at March 31, 2016.

9. 2012 Stock Option Plan

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

There was no reduction for estimated forfeitures. Under this model and the foregoing assumptions, the options granted in 2013 were valued at $151,053. Of this amount, $87,452, $15,900 and $47,701 is attributable to executives, employees and consultants, respectively. Equity-based compensation for the three months ended March 31, 2016 and 2015 was $0 and $12,415, respectively. These amounts are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

10. Commitments, Contingencies and Tax Obligation

Lease Commitments

On June 1, 2014, the Company leased new office and workshop facilities for a one-year term with an automatic extension for another year unless cancelled with due notice. The monthly rent for the workshop lease is approximately $700. In addition to the payments required under the workshop lease, payments are made for space rentals on an as-needed basis. The total rent expense was approximately $3,300 and $11,000 for the three months ended March 31, 2016 and 2015, respectively. Rent expense is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

The future rent commitments under the above lease for the year ending March 31, 2016 is approximately $2,900.

Payroll Commitments

The Group’s employees in South Africa have employment contracts that provide for one month of notice before the employee can be terminated.  As of March 31, 2016, the total monthly salary commitment applicable to these employees was approximately $9,400.

SUREPURE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2016 and 2015

Payroll Tax Obligations

During 2013, SPMSA received notification from the South African Revenue Service (“SARS”) regarding unpaid payroll taxes of approximately $185,000.  SPMSA requested additional time to arrange a payment plan that is suitable to both parties and commenced making monthly payments to SARS. Due to insufficient funds the SPMSA has been unable to continue making additional payments in this regard and has requested additional time to arrange a payment plan that is suitable to both parties. As at March 31, 2016 and December 31, 2015, the unpaid balance of this liability was approximately $96,000 and $93,000, respectively and is included in accounts payable and other current liabilities in the accompanying Consolidated Balance Sheets. Effective October 31, 2014, SARS placed a collection order on the bank account of SPMSA for the outstanding amounts due.

Additionally, the Company has payroll tax and social security obligations in Switzerland relating to the employment of the chief financial officer by SPOAG. As at March 31, 2016 and December 31, 2015, the unpaid balance of this liability was approximately $211,000 and $169,000, respectively and is included in accounts payable and other current liabilities in the accompanying Consolidated Balance Sheets.

Employment and Consulting Agreements

The Company has entered into agreements to secure the services of two executives.  These agreements provide for annual compensation and require a minimum termination notice period by the employer of three months.  Both executives are stockholders of the Company. The minimum amount due under these agreements is approximately $137,500 over the year ending December 31, 2016

The total compensation to these executives was approximately $139,000 and $147,000 for the three months ended March 31, 2016 and 2015, respectively.

The Company entered into agreements with unrelated third party consultants and institutions for consulting, research and professional services.  These agreements can be terminated by either party with between one and three months written notice or immediately if for cause.  The amounts due vary according to the nature of the service arrangement and the length of notice required for termination. The minimum amount due under these agreements is approximately $63,000 over the year ending December 31, 2016.

Other Commitments

The Company is obligated to make payments of approximately $414,000 subsequent to March 31, 2016 in connection with purchase orders open as of March 31, 2016 for the purchase of machines to be delivered in 2016. Payments to vendors relating to these purchases are scheduled to be made prior to June 30, 2016 from the proceeds of the sales to which they relate.

SUREPURE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2016 and 2015

11. Subsequent Events

The Company has evaluated its subsequent events since March 31, 2016 and has disclosed in Note 10 with respect to open purchase orders.

12. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of the Company as a going concern.

The Company has generated recurring losses and expects to incur additional losses as it expands its photopurification technology and develops marketing, sales and financial plans. As reflected in the accompanying Consolidated Financial Statements, the Company’s total consolidated liabilities exceed total consolidated assets at March 31, 2016 and December 31, 2015 by $1,901,015 and $1,426,874, respectively.

To date, the Company’s cash flow has been funded with cash investments by its shareholders, certain third parties and to a considerably lesser extent, revenue. These inflows have been insufficient to enable the company to cover its costs. Additionally, as disclosed in Note 8, with respect to payroll tax obligations due in both Switzerland and South Africa, the Company has been unable to meet its obligations for payment of these taxes.

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

Management is currently pursuing plans to address the cash flow requirements of the Company for the year ending December 31, 2016 and beyond. The Company is engaged in discussions with current and other potential investors, and the Company is also considering additional offerings of Common Stock. The Company was not, however, able to secure any additional equity financing during the three months ended March 31, 2016 from existing shareholders or otherwise, despite its efforts to do so. In addition, the Company projects that increase in the commercialization of its technology may provide additional cash flow for operations.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements.  These statements are based on the beliefs and assumptions of our management based on information currently available to them.  Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “Commission”), as well as in other documents that we have filed with the Commission.  Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Overview

The results presented in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” are those of SurePure, Inc. and its subsidiaries (all of which are collectively referred to in this Management’s Discussion and Analysis of Financial Condition and Results of Operations as “we”) as reflected in our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with such consolidated financial statements and the notes thereto. The results presented below pertain to our audited consolidated financial statements for the quarters ended March 31, 2016 and 2015.

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

Although UV light has long been used as a surface sterilizer and has been applied to clear water successfully, this is the first technology of its kind that can process opaque or turbid liquids. Its scope of application is therefore virtually unlimited. Food-grade liquid application in beverages abound; technical application to process water and liquid raw materials, as well as liquids such as diesel are possible. We continue to do research work either by ourselves or in conjunction with clients to establish the efficacy on other liquids including various consumer beverages and home care products.

The heart of the SurePure photopurification technology is the Turbulator technology for which SurePure holds one United States and 16 foreign patents. The unique and self-cleaning design of the Turbulator enables the purification of turbid liquids on an industrial processing scale.

We have experienced negative cash flows from operations with respect to our business since our inception. As of March 31, 2016, we did not have adequate working capital resources to satisfy our current liabilities, and, as a result, we have substantial doubt about our ability to continue as a going concern. Based on our current projections, we are not assured that we will have the cash resources to enable us to continue to fund normal operations.

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

During the period ended March 31, 2016, we focused on the following activities:

•	continuing with commercial trials with key customers;
•	concluding agreements with customers;
•	working with regulatory authorities such that our technology can be employed in key areas;
•	manufacturing, delivering and commissioning equipment ordered by customers; and
•	attempting to negotiate financing arrangements.

Subsequent to March 31, 2016, we have focused on the following activities:

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

Results of Operations

The following table summarizes our results of operations for the quarter ended March 31, 2016 compared with our results of operations for the quarter ended March 31, 2015:

	Quarter Ended:		Variance
	March 31, 2016	March 31, 2015	$	%

Revenues	$-	$98,000	(98,000)	-100%

General and Administrative Expenses	410,000	537,000	(127,000)	-24%

Research and Development	13,000	17,000	(4,000)	-24%

Interest Expense	17,000	17,000	-	0%

Net Loss	447,000	532,000	(85,000)	-16%

Revenues

We had no revenues during the quarter ended March 31, 2016, representing a 100% decrease as compared to approximately $98,000 for the quarter ended March 31, 2015. This decrease as compared to the quarter ended March 31, 2015 was primarily due to the timing of new customer orders. We expect to report those revenues in our Quarterly Report on Form 10-Q for the quarter ending June 30, 2016.

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

General and Administrative Expenses

We had general and administrative expenses of approximately $410,000 during the quarter ended March 31, 2016, representing a 24% decrease as compared with approximately $537,000 during the quarter ended March 31, 2015. The decrease as compared to 2015 was primarily due to lower employment costs due to reduction in staff numbers and remuneration levels, as well as reduced travel expenditures due to timing of customer visits.

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

Research and Development Expenses

We incurred research and development expenses of approximately $13,000 for the quarter ended March 31, 2016, representing a 24% decrease as compared with approximately $17,000 for the quarter ended March 31, 2015. This decrease as compared to the 2015 year was primarily due to timing of customer trials.

We expect that our research and development expenses will increase in future periods as we pursue new applications and clients for our technology.

Net Interest Expense

We had net interest expense of approximately $17,000 for the quarter ended March 31, 2016, in line with approximately $17,000 of net interest expense for the quarter ended March 31, 2015.

Net Loss

For the reasons discussed above, we had a net loss of approximately $447,000 for the quarter ended March 31, 2016, compared with a net loss of approximately $532,000 for the quarter ended March 31, 2015.

We did not generate revenue to fund our operations for the quarter ended March 31, 2016. We expect our net losses to occur from time to time until such time as our commercialization efforts for our technology produce an increase in revenues sufficient to meet the cost of our operations on an ongoing basis.

Income Tax Expense (Benefit)

We have realized net operating losses in Switzerland, South Africa and the United States. In addition to net operating losses in prior periods, our net operating losses may result in a potential future income tax benefit, to the extent that any unexpired net operating loss carry-forwards can offset future operating profits.

Impact of Inflation

We believe that inflation has not had a material effect on our operations for the period from August 24, 2005 (when our operations began) to March 31, 2016.

Capital Expenditures

We did not invest in property and equipment during the quarter ended March 31, 2016.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been through sales of our Common Stock to our investors. During the quarter ended March 31, 2016, however, we were unable to obtain additional equity funding.

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

The following table summarizes our financial position at March 31, 2016, compared with our financial position at December 31, 2015:

	As of:		Variance
	March 31, 2016	December 31, 2015	$	%

Cash	$59,000	$5,000	54,000	1080%

Other Current Assets	291,000	235,000	56,000	24%

Total Assets	425,000	320,000	105,000	33%

Current Liabilities	2,326,000	1,747,000	579,000	33%

As noted above under “Insufficient Funding” and as also noted below under this heading, our current cash resources are extremely limited.

As of March 31, 2016, we had cash of approximately $59,000 and other current assets of approximately $291,000, consisting of prepaid expenses, and total assets of approximately $425,000. As of March 31, 2016, we had no accounts receivable due to the timing of sales contacts. As of March 31, 2016, we had current liabilities of approximately $2,326,000, consisting of accounts payable, accounts payable to related parties, accrued liabilities and loans. Of this amount, approximately $332,000 represented liabilities that were due to officers and directors, an increase in liabilities to officers and stockholders of approximately $98,000 as compared to such amount as of December 31, 2015.

Our shareholders’ deficit was approximately $1,901,000 as of March 31, 2016, compared with deficit of approximately $1,427,000 as of December 31, 2015.

Cash Flow Analysis

For the quarter ended March 31, 2016 our cash used in operating activities was approximately $219,000, which amount corresponded mainly to net losses from our operations offset by an increase in customer deposits, accounts payable and amounts due to officers and stockholders for the quarter. Cash from financing activities was approximately $300,000 arising from a loan note secured during the quarter ended March 31, 2016. We expect to continue to have periods of negative cash flows from operating activities until such time as we fully commercialize our technology.

We do not expect to pay cash dividends in the foreseeable future.

We have a defined stock option plan and contractual commitments with all of our officers and directors.

We plan to increase the number of employees to meet the anticipated demand if we are able to achieve wider acceptance of our technology.

Off Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements.

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

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures and as a result of the material weaknesses discussed below, management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2016, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As more fully disclosed in our Current Report filed on February 12, 2016, on February 11, 2016 we issued our promissory note in the original principal amount of $330,000 to SBI INVESTMENTS LLC, 2014-1.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Labeled Document
101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SurePure,, Inc.

Date: May 10, 2016	By:	/s/ Guy R Kebble
		Name:	Guy R Kebble
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Stephen M. Robinson
		Name:	Stephen M. Robinson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Labeled Document
101.PRE*	XBRL Taxonomy Extension Presentation Document

_____________

*	Filed herewith.