Form 10-Q
period 2016-06-30
SurePure, Inc.
filed 2016-08-09
CIK 1452176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the issuer’s common stock, as of August 8, 2016 was 58,533,992.

SUREPURE, INC.

PART I

FINANCIAL INFORMATION

Item 1.         Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)

Assets
Current assets:
Cash	$4,399	$5,476
Accounts receivable	123,841	-
Prepaid expenses and other current assets	34,277	235,262
Total current assets	162,517	240,738

Property and equipment, net	-	-

Intangible assets, net	70,620	78,954

Total assets	$233,137	$319,692

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and other current liabilities	$1,435,606	$1,124,104
Customer deposits	-	388,497
Due to officers	415,648	233,486
Income taxes payable	486	479
Loan payable	346,667	-

Total current liabilities	2,198,407	1,746,566

Total liabilities	2,198,407	1,746,566

Stockholders' deficit:
Common stock, $.001 par value, 200,000,000 shares authorized, 58,533,992 shares issued and outstanding (58,533,992 shares issued and outstanding at December 31, 2015)	58,534	58,534
Preferred stock, $.01 par values, 31,155,282 shares authorized, 14,800,000 shares issued and outstanding (14,800,000 shares issued and outstanding at December 31, 2015)	148,000	148,000
Additional paid-in capital	32,324,095	32,324,095
Other comprehensive income	1,033,343	1,064,911
Accumulated deficit	(35,529,242)	(35,022,414)
Total stockholders' deficit	(1,965,270)	(1,426,874)

Total liabilities and stockholders' deficit	$233,137	$319,692

See Notes to Unaudited Consolidated Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$1,294,984	$1,451,803	$1,294,984	$1,550,143

Cost of revenue	731,190	786,623	731,190	832,958

Gross profit	563,794	665,180	563,794	717,185

Expenses:
General and administrative expenses (includes equity-based compensation of $0, $12,415, $0 and $24,831 respectively)	544,139	495,312	954,190	1,032,302
Promotion and marketing	20	464	2,212	9,291
Research and development	44,995	19,384	58,317	36,722
Amortization	4,167	4,167	8,334	8,334

Total expenses	593,321	519,327	1,023,053	1,086,649

Income (Loss) from operations	(29,527)	145,853	(459,259)	(369,464)

Other income (expense):
Interest expense (net)	(30,726)	(22,954)	(47,569)	(39,510)
Total other expense	(30,726)	(22,954)	(47,569)	(39,510)

Loss before provision for taxes	(60,253)	122,899	(506,828)	(408,974)

Provision for income taxes	-	-	-	-

Net income (loss)	$(60,253)	$122,899	$(506,828)	$(408,974)

Income (loss) per share – basic and diluted	$(0.00)	$0.00	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	58,533,992	47,345,816	58,533,992	47,345,816

See Notes to Unaudited Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	Three Months Ended		Six Months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$(60,253)	$122,899	$(506,828)	$(408,974)

Other comprehensive income, net of tax

Unrealized gain (loss) on foreign currency translation	(4,002)	7,103	(31,568)	(24,386)
Comprehensive income (loss) net of tax	$(64,255)	$130,002	$(538,396)	$(433,360)

See Notes to Unaudited Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2016

						Accumulated
	Common			Additional		Other	Total
	Shares	Common	Preferred	Paid-in	Accumulated	Comprehensive	Stockholders'
	Issued	Stock	Stock	Capital	Deficit	Income	Deficit

December 31, 2015 (audited)	58,533,992	$58,534	$148,000	$32,324,095	$(35,022,414)	$1,064,911	$(1,426,874)

Net (loss) for the year					(506,828)		(506,828)

Unrealized loss on foreign currency translation adjustment	-	-	-	-	-	(31,568)	(31,568)

June 30, 2016 (unaudited)	58,533,992	$58,534	$148,000	$32,324,095	$(35,529,242)	$1,033,343	$(1,965,270)

See Notes to Unaudited Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	Six Months Ended
	June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash from operating activities:
Net loss	$(506,828)	$(408,974)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	8,334	8,334
Non-cash interest expense and loan costs	46,667	37,725
Equity-based compensation	-	24,831
Changes in assets and liabilities:
Accounts receivable	(123,841)	16,133
Prepaid expenses and other current assets	200,985	73,133
Accounts payable and other current liabilities	311,502	(155,077)
Customer deposits payable	(388,497)	294,079
Due to officers	182,162	209,120
Income taxes payable	-	-

Total cash provided by (used in) operating activities	(269,516)	99,304

Cash from financing activities:
Proceeds from issuance of note	300,000	-

Total cash provided by financing activities	300,000	-

Effect of exchange rate changes on cash	(31,561)	(40,245)

Net increase / (decrease) in cash	(1,077)	59,059

Cash, beginning of period	5,476	526

Cash, end of period	$4,399	$59,585

Supplemental disclosures:
Interest paid	$902	$1,788

Taxes paid	$-	$-

See Notes to Unaudited Consolidated Financial Statements.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2016 and 2015

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

The Group has developed technology for using shortwave ultraviolet light (“UV-C”) to purify turbid liquids such as wine, fruit juice and milk. Although initially designed to treat food-grade applications, it has successfully been applied to liquids such as dairy products for animal consumption, protein products, bovine blood plasma, water, brines and sugar syrup solutions. The Group holds a patent in 68 countries for this technology. The Group has been engaged in raising capital, continuing research and development of its technologies and developing markets for its products.

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

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2016 and 2015

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2016.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Inter-company items and transactions have been eliminated in consolidation.

The Company’s wholly-owned subsidiaries are as follows:

· SurePure Investment Holding AG (“SPI”), which wholly-owns SPO;

· SurePure Operations AG (“SPO”), which markets the products of the Group and earns its revenue by selling or otherwise distributing equipment utilizing the Group’s technology globally. SPO owns a patent for the Group’s technology in various countries;

· SurePure Participations AG (“SPP”), is a minority stockholder of SPI and is part of the common holding structure of the Group. SPP has no operations. SPP became a subsidiary as a result of the Share Exchange on December 12, 2012;

· SurePure Holdings South Africa (Pty) Ltd., which holds the South African patent, and its wholly-owned subsidiary, SurePure Marketing South Africa (Pty) Ltd. (“SPMSA”), which sells or otherwise distributes equipment utilizing the Group’s technology in South Africa. These entities became subsidiaries as a result of their acquisition on June 12, 2013; and

· SurePure Latin America Maqinas de Purificasao UVC Ltda. (“SPLAM”), which conducts no operations currently and is in the final stages of deregistration.

The Group’s reporting currency is the United States Dollar (“USD”) and these consolidated financial statements are presented in USD or “$.”

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2016 and 2015

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

Three and six months ended June 30, 2016 and 2015

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

The Group evaluates the carrying value of its intangible assets for impairment at least annually or when events or changes in circumstances are identified by management that indicate that such carrying values may not be fully recoverable. The evaluation involves estimating the future undiscounted cash flows expected to be derived from the assets to assess whether or not a potential impairment exists. As a result of its evaluations, management determined that it was not necessary to recognize a loss on impairment of its intangible assets for either of the three and six months ended June 30, 2016 and 2015.

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

For the three months and six months ended June 30, 2016, 1 customer accounted for 97% of revenue.

For the three months ended June 30, 2015, 1 customer accounted for 95% of revenue and for the six months ended June 30, 2015, 1 customer accounted for 89% of revenue.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2016 and 2015

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

Applicable functional currencies are:

SPI, SPO, and SPP	Swiss Francs – CHF
SPLAM	Brazilian Real – BRL
SPHSA and SPMSA	South African Rand – ZAR

Exchange rates used for conversion of foreign items to USD at the end of each period and the average for each period were:

	Three Months Ended		Six Months Ended
	June 30		June 30		December 31,
	2016	2015	2016	2015	2015
CHF:
Reporting date	1.0220	1.0703	1.0220	1.0703	1.0073
Average for period	1.0301	1.0617	1.0185	1.0562	1.0398

BRL:
Reporting date	0.3092	0.3166	0.3092	0.3166	0.2523
Average for period	0.2850	0.3250	0.2710	0.3380	0.3046

ZAR:
Reporting date	0.0676	0.0813	0.0676	0.0813	0.0643
Average for period	0.0666	0.0827	0.0649	0.0839	0.0788

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2016 and 2015

Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are computed by dividing net income or loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue shares of Common Stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into shares of Common Stock or could otherwise cause the issuance of shares of Common Stock that then would share in earnings (losses). Such potential issuances of additional shares of Common Stock are included in the computation of diluted earnings per share. Except as disclosed in Note 7 and 9 of these Notes to Consolidated Financial Statements, the Company has no securities or other contracts to issue shares of Common Stock that could cause any dilution of earnings. In addition, when there is a loss, diluted loss per share is not computed because any potential additional common shares of Common Stock would reduce the reported loss per share and therefore have an anti-dilutive effect.

2. Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)

Machinery and equipment	$5,010	$5,010
Furniture and fixtures	12,753	12,753
Motor vehicles	14,400	14,400
Office and computer equipment	12,647	12,647
	44,810	44,810
Less: Accumulated depreciation	44,810	44,810

Property and equipment, net	$-	$-

Property and equipment is fully depreciated, and there was no depreciation expense for the three and six months ended June 30, 2016 and 2015.

3. Intangible Assets

Intangible assets consist of the following:

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)

Patents	$208,943	$208,943
Less: Accumulated amortization	138,323	129,989

Intangible assets, net	$70,620	$78,954

Amortization expense was $4,167 for the three months ended June 30, 2016 and 2015 and $ 8,334 for the six months ended June 30, 2016 and 2015.

4. Due to Officers

Due to officers consists of unpaid salaries and advances from executives totaling $415,648 and $233,486 at June 30, 2016 and December 31, 2015, respectively. The chief executive officer has not been paid a portion of his salary and unreimbursed expenses and was due $233,104 as of June 30, 2016. The Company’s chief financial officer has not been paid a portion of his salary and unreimbursed expenses and was due $192,544 as of June 30, 2016.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2016 and 2015

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

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2016 and 2015

On February 11, 2016 we entered into a Securities Purchase Agreement with SBI Investments LLC, 2014-1, a statutory series of Delaware limited liability company (“SBI”). Under the Purchase Agreement, SBI agreed to purchase from us our promissory note in the principal amount of $330,000. SBI has the right to convert the Note into shares of our Common Stock, par value $0.001 per share, following the occurrence of an event of default under the Note, including the failure to repay the note on or before August 9, 2016, which date has been extended to October 11, 2016. The Note bears interest at the rate of 0% per annum until the occurrence of an Event of Default, at which time the Note bears default interest at the rate of 22% per annum. On February 11, 2016, we issued and sold to SBI, and SBI purchased from us, the Note for a purchase price of $300,000. If the Company does not pay the note prior to its maturity and SBI elects to convert the note in full, a portion of the note will convert into approximately 3,074,251 shares, or 4.49%, of the Company’s outstanding Common Stock.

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

During the year ended December 31, 2014, the preferred stockholder converted 5,000,000 shares of the Company’s preferred stock into 5,000,000 shares of Common Stock.  At both June 30, 2016 and December 31, 2015, there were 14,800,000 issued and outstanding shares of Nonvoting Convertible Preferred Stock.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2016 and 2015

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

On November 16, 2015, the Company entered into separate agreements with its chief financial officer its investor relations consultant, and a former employee, under which the Company was discharged from approximately $364,570 of obligations in exchange for 1,892,176 shares of the Company’s Common Stock. Specifically, the chief financial officer discharged the Company from approximately $250,000 of approximately $363,400 owed in respect of fees for services accrued and unpaid as of October 31, 2015 in exchange for 1,250,000 shares of the Common Stock; the consultant discharged the Company from $36,000 owed in respect of fees for services accrued and unpaid as of October 31, 2015 in exchange for 180,000 shares of the Company’s Common Stock; and the former employee discharged the Company from $78,570 owed in respect of its obligation to pay past due compensation in exchange for 462,176 shares of the Company’s Common Stock.

See Note 5 for information regarding the promissory note that the Company issued on February 11, 2016, a portion of which, upon default, is convertible by the holder into approximately 3,074,251 shares, or 4.99%, of the Company’s outstanding Common Stock.

There were 58,533,992 shares of Common Stock issued and outstanding at both June 30, 2016 and December 31, 2015.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2016 and 2015

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

8. Income Taxes

The Company and its subsidiaries file income tax returns in Switzerland, South Africa, the United States and Brazil. The components of income (loss) from operations before income taxes, by jurisdiction, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Switzerland	$201,268	$312,843	$(70,825)	$83,321
South Africa	$(49,745)	(122,324)	(101,142)	(258,310)
United States	$(211,776)	(67,620)	(334,861)	(233,985)
Brazil	-	-	-	-
Total Net income (loss)	$(60,253)	$122,899	$(506,828)	$(408,974)

The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current tax provision:
Switzerland	$-	$-	$-	$-
South Africa	-	-	-	-
United States	-	-	-	-
Brazil	-	-	-	-
Total current tax provision	$-	$-	$-	$-

Deferred tax provision:
Switzerland	$36,151	$56,767	$(12,560)	$15,759
South Africa	(13,901)	(34,215)	(28,265)	(72,256)
United States	(74,121)	(23,667)	(117,201)	(81,894)
Brazil	-	235,375	-	235,375
Change in valuation allowance	51,871	(234,260)	158,026	(96,984)
Total deferred provision	-	-	-	-

Total	$-	$-	$-	$-

The Company has determined that the future tax benefits from net operating losses are not likely to be realized in future periods and a 100% valuation allowance has been provided for all periods.

The income tax effect of each type of temporary difference giving rise to the net deferred tax asset as follows:

	June 30,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$6,258,058	$6,094,032
Less: valuation allowance	(6,258,058)	(6,094,032)

Total	$-	$-

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2016 and 2015

The following reconciles the effective income tax rates with the statutory rates for three and six months ended June 30, 2016 and 2015:

			United
	Switzerland	South Africa	States	Brazil	Total

Statutory rate of tax	8.5%	18.0%	28.0%	35.0%	25.0%

Three months ended June 30, 2016:
Net (loss) from operations before taxes	$201,268	$(49,745)	$(211,776)	$-	$(60,253)

As calculated at the statutory rate	36,151	(13,929)	(74,121)	-	(51,899)

Permanent differences	-	28	-	-	28
Change in valuation reserves	(36,151)	13,901	74,121	-	51,871

Provision for income taxes	$-	$-	$-	$-	$-

Three months ended June 30, 2015:
Net income (loss) from operations before taxes	$312,843	$(122,324)	$(67,620)	$-	$122,899

As calculated at the statutory rate	56,767	(34,286)	(23,667)	-	(1,186)

Permanent differences	-	71	-	235,375	235,446
Change in valuation reserves	(56,767)	34,215	23,667	(235,375)	(234,260)

Provision for income taxes	$-	$-	$-	$-	$-

Six months ended June 30, 2016:
Net (loss) from operations before taxes	$(70,825)	$(101,142)	$(334,861)	$-	$(506,828)

As calculated at the statutory rate	(12,560)	(28,320)	(117,201)	-	(158,081)

Permanent differences	-	55	-	-	55
Change in valuation reserves	12,560	28,265	117,201	-	158,026

Provision for income taxes	$-	$-	$-	$-	$-

Six months ended June 30, 2015:
Net income (loss) from operations before taxes	$83,321	$(258,310)	$(233,985)	$-	$(408,974)

As calculated at the statutory rate	15,759	(72,327)	(81,894)	-	(138,462)

Permanent differences	-	71	-	235,375	235,446
Change in valuation reserves	(15,759)	72,256	81,894	(235,375)	(96,984)

Provision for income taxes	$-	$-	$-	$-	$-

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

Three and six months ended June 30, 2016 and 2015

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

During June 2016, the IRS levied penalties of $120,000 relating to filings of United States income tax returns for the year ended December 31, 2014 and December 31, 2015 beyond the required deadlines. These penalties have been provided for in current liabilities as at June 30, 2016.

9. 2012 Stock Option Plan

On December 11, 2012, the Company adopted the 2012 Stock Plan (the “Plan”). Under the terms of the Plan, 3,000,000 shares of Common Stock have been reserved for future issuance. The Plan authorizes the granting of non-qualified stock options to the Company’s directors and to any independent consultants. The Plan is administered by the Company’s board of directors, and may also be administered by a committee appointed by the board of directors (the “Committee”). The Committee may determine persons eligible for grants and the timing, type, amount, fair market value and other provisions of such grants. The Committee will have authority, subject to the express provisions of the Plan, to construe the Plan and the option agreements granted pursuant to the Plan, to prescribe, amend and rescind rules and regulations relating to the Plan, and to make all other determinations in the judgment of the Committee necessary or desirable for the administration of the Plan. The Committee may correct any defect or supply any omission or reconcile any inconsistency in the Plan or in any option agreement in the manner and to the extent it shall deem expedient to promote the best interests of the Company. The Plan terminates on December 9, 2022.

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

On November 12, 2013, the Company granted non-qualified stock options to purchase an aggregate of 475,000 shares of the Company’s Common Stock under the plan, each at an exercise price of $0.89 per share. The options now are fully vested.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2016 and 2015

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

There was no reduction for estimated forfeitures. Under this model and the foregoing assumptions, the options granted in 2013 were valued at $151,053. Of this amount, $87,452, $15,900 and $47,701 is attributable to executives, employees and consultants, respectively. Equity-based compensation for the three and six months ended June 31, 2016 and 2015 was $0, $12,415, $0 and $24,831, respectively. These amounts are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

10. Commitments, Contingencies and Tax Obligation

Lease Commitments

On June 1, 2014, the Company leased new office and workshop facilities for a one-year term with an automatic extension for another year unless cancelled with due notice. A new lease for these premises was entered into on May 30, 2016 for an additional one-year term, commencing June 1, 2016, with an option for extension for another year with due notice. The monthly rent for the workshop lease is approximately $800. In addition to the payments required under the workshop lease, payments are made for space rentals on an as-needed basis. The total rent expense was approximately $3,300 and $11,000 for the three and six months ended June 30, 2016 and 2015, respectively. Rent expense is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

The future rent commitments under the above lease for the year ending December 31, 2016 is approximately $5,000.

Payroll Commitments

The Group’s employees in South Africa have employment contracts that provide for one month of notice before the employee can be terminated.  As of June 30, 2016, the total monthly salary commitment applicable to these employees was approximately $9,600.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2016 and 2015

Payroll Tax Obligations

During 2013, SPMSA received notification from the South African Revenue Service (“SARS”) regarding unpaid payroll taxes of approximately $185,000.  SPMSA requested additional time to arrange a payment plan that is suitable to both parties and commenced making monthly payments to SARS. Due to insufficient funds the SPMSA has been unable to continue making additional payments in this regard and has requested additional time to arrange a payment plan that is suitable to both parties. As at June 30, 2016 and December 31, 2015, the unpaid balance of this liability was approximately $98,000 and $93,000, respectively and is included in accounts payable and other current liabilities in the accompanying Consolidated Balance Sheets. Effective October 31, 2014, SARS placed a collection order on the bank account of SPMSA for the outstanding amounts due.

Additionally, the Company has payroll tax and social security obligations in Switzerland relating to the employment of the chief financial officer by SPOAG. As at June 30, 2016 and December 31, 2015, the unpaid balance of this liability was approximately $186,000 and $169,000, respectively and is included in accounts payable and other current liabilities in the accompanying Consolidated Balance Sheets.

Employment and Consulting Agreements

The Company has entered into agreements to secure the services of two executives.  These agreements provide for annual compensation and require a minimum termination notice period by the employer of three months.  Both executives are stockholders of the Company. The minimum amount due under these agreements is approximately $137,500 over the year ending December 31, 2016

The total compensation to these executives was approximately $139,000 and $144,000 for the three ended June 30, 2016 and 2015 and approximately $286,000 and $ 299,000 for the six months ended June 30, 2016 and 2015.

The Company has entered into agreements with unrelated third party consultants and institutions for consulting, research and professional services.  These agreements can be terminated by either party with between one and three months written notice or immediately if for cause.  The amounts due vary according to the nature of the service arrangement and the length of notice required for termination. The minimum amount due under these agreements is approximately $63,000 over the year ending December 31, 2016.

11. Subsequent Events

The Company has evaluated its subsequent events since June 30, 2016. The Company has determined that, other than as disclosed in Note 5, there were no material subsequent events requiring adjustment to or disclosure in these unaudited consolidated financial statements.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2016 and 2015

12. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of the Company as a going concern.

The Company has generated recurring losses and expects to incur additional losses as it expands its photopurification technology and develops marketing, sales and financial plans. As reflected in the accompanying unaudited consolidated financial statements, the Company’s total consolidated liabilities exceed total consolidated assets at June 30, 2016 and December 31, 2015 by $1,965,270 and $1,426,874, respectively.

To date, the Company’s cash flow has been funded with cash investments by its shareholders, certain third parties and to a considerably lesser extent, revenue. These inflows have been insufficient to enable the company to cover its costs. Additionally, as disclosed in Note 8, with respect to payroll tax obligations due in both Switzerland and South Africa and tax penalties due the IRS, the Company has been unable to meet its obligations for payment of its taxes and the filing of tax returns.

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

Management is currently pursuing plans to address the cash flow requirements of the Company for the year ending December 31, 2016 and beyond. The Company is engaged in discussions with current and other potential investors, and the Company is also considering additional offerings of Common Stock. The Company was not, however, able to secure any additional equity financing during the six months to June 30, 2016 from existing shareholders or otherwise, despite its efforts to do so. In addition, although the Company has projected that increase in the commercialization of its technology may provide additional cash flow for operations, it has not generated any new equipment sales orders in the past six months.

The unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Overview

The results presented in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” are those of SurePure, Inc. and its subsidiaries (all of which are collectively referred to in this Management’s Discussion and Analysis of Financial Condition and Results of Operations as “we”) as reflected in our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with such consolidated financial statements and the notes thereto. The results presented below pertain to our unaudited consolidated financial statements for the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016 and 2015.

Insufficient Funding

For the period from our inception on August 24, 2005 to June 30, 2016, we had net losses of approximately $35,469,000. During the quarter ended June 30, 2016, we continued to experience a significant shortfall in funding from operations and investors. As a result, we require significant additional funding to maintain our operations and execute our business plan. If we are unable to obtain financing from our current shareholders or other sources, we will be unable to meet our business objectives and may scale back or even discontinue our operations until such time, if ever, that we are able to obtain financing. Notwithstanding our efforts to obtain financing, there is no assurance that any financing will be available on acceptable terms or at all. See “—Liquidity and Capital Resources.”

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

We have experienced negative cash flows from operations with respect to our business since our inception. As of June 30, 2016, we did not have adequate working capital resources to satisfy our current liabilities which included penalties owed to the United States and Swiss tax authorities, and, as a result, we have substantial doubt about our ability to continue as a going concern. Based on our current projections, we are not assured that we will have the cash resources to enable us to continue to fund normal operations.

Plan of Operation

We seek to expand the commercial acceptance of our SurePure Turbulator purification systems. To pursue this goal, contingent on our obtaining sufficient capital to maintain our operations, we plan to execute the following steps:

·	Relying on the regulatory approval that was granted in January 2016 by the European Food Standards Agency for dairy milk treated with our Technology to extend its shelflife and increase its vitamin D content, to generate additional customer interest and transactions in the EU and elsewhere for dairy applications;

·	Attend and promote our product at international trade shows in 2016 for the brewing, dairy industries, liquid egg and industrial applications. At these venues we will seek to establish contact with industry participants, including distributors of engineered systems, and to make them aware of our product’s advantages and the expanded applications of the product that we have developed;

·	Continue to pursue regulatory clearances and approvals for applications, such as dairy, that are required for our technology to be sold in those industries. In particular, we expect to take the following actions with regulatory agencies:

·	To request review of the SurePure technology by the US Food and Drug Administration (“FDA”) for a number of applications so that the technology may be categorized as “generally recognized as safe,” or “GRAS”; and

·	To receive approval from the International Organization of Wine and Vine (“OIV”) for the use of the SurePure technology for wine industry applications.

·	Seek to market and sell our product and our technology for industrial applications;

·	Seek to expand the level of commercialization of our technology in the liquid egg, wine, dairy, fruit juice, carbonated soft drink and other beverage industries;

·	Expand our distribution networks for our products by identifying additional distributors according to geographic market, expertise with specific liquids and existing client relationships and negotiating agreements with the identified distributors on terms acceptable to both the distributors and to us; and

·	Obtain additional equity financing to support our growth from current shareholders, institutional investors or other investors to provide capital to support and augment our operations.

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

During the six months ended June 30, 2016, we focused on the following activities:

·	continuing with commercial trials with key customers;

·	concluding agreements with customers;

·	working with regulatory authorities such that our technology can be employed in key areas;

·	manufacturing, delivering and commissioning equipment ordered by customers; and

·	attempting to negotiate financing arrangements.

Subsequent to June 30, 2016, we have focused on the following activities:

·	continuing with commercial trials with key customers;

·	concluding agreements and accepting orders from new customers;

·	pursuing the expansion of our customer base and distributor network internationally based in part on the regulatory approval received in the EU in January 2016;

·	working with regulatory authorities such that our technology can be employed in key areas;

·	manufacturing, delivering and commissioning equipment ordered by customers; and

·	negotiating possible equity financing agreements.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2016 compared with our results of operations for the three and six months ended June 30, 2015:

	Three Months Ended:		Variance
	June 30,	June 30,
	2016	2015	$	%

Revenues	$1,295,000	$1,452,000	(158,000)	-11%

General and Administrative Expenses	544,000	495,000	49,000	10%

Research and Development	45,000	19,000	26,000	137%

Interest Expense	31,000	23,000	8,000	35%

Net Income / (Loss)	(60,000)	123,000	(183,000)	-149%

	Six Months Ended:		Variance
	June 30,	June 30,
	2016	2015	$	%

Revenues	$1,295,000	$1,550,000	(255,000)	-16%

General and Administrative Expenses	954,000	1,032,000	(78,000)	-8%

Research and Development	58,000	37,000	21,000	57%

Interest Expense	48,000	40,000	8,000	20%

Net Loss	507,000	409,000	98,000	24%

Revenues

We had revenues of approximately $1,295,000 during the three months ended June 30, 2016, representing a 11% decrease as compared to approximately $1,452,000 for the three months ended June 30, 2015. This decrease as compared to the 2015 year was primarily due to the lower value of a customer installation during the period resulting from a lower smaller installed configuration. Revenue for the six months ended June 30, 2016 was approximately $1,295,000, a decrease of 16% compared to the $1,550,000 for the six months ended June 30, 2015.

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

General and Administrative Expenses

We had general and administrative expenses of approximately $544,000 during the three months ended June 30, 2016, representing a 10% increase as compared with approximately $495,000 during the three months ended June 30, 2015. This increase as compared to 2015 was primarily due to penalties issued by the Internal Revenue Service levied in 2016, partly offset by lower professional fees, lower employment costs due to reduction in staff numbers, as well as reduced travel expenditures due to timing of customer visits. For the six months ended June 30, 2016, general and administrative expenses of approximately $954,000 were 8% lower than the comparable expenses of $1,032,000 for the six months ended June 30, 2015. This decrease as compared to 2015 was also primarily due to lower professional fees, lower employment costs due to reduction in staff numbers as well as reduced travel expenditures due to timing of customer visits.

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

Research and Development Expenses

We had research and development expenses of approximately $45,000 for the three months ended June 30, 2016, representing a 137% increase as compared with approximately $19,000 for the three months ended June 30, 2015. Research and development expenses for the six months ended June 30, 2016 were approximately $58,000, or 57% higher than the approximately $37,000 of research and development expenses for the six months ended June 30, 2015. This increase as compared to the first half of 2015 was primarily due to timing of research work related to new client development.

We expect that our research and development expenses will increase in future periods as we pursue new applications and clients for our technology.

Interest Expense

We had interest expense of approximately $31,000 for the three months ended June 30, 2016, representing a 35% increase, as compared to approximately $23,000 of interest expense for the three months ended June 30, 2015. Interest expense was approximately $48,000 for the six months ended June 30, 2016, representing a 20% increase as compared to approximately $40,000 of interest expense for the six months ended June 30, 2015. This increase was primarily due to the fact that a new loan was taken out during 2016 which quantum was higher than the loan on hand during the first half of 2015.

Net Income (Loss)

For the reasons discussed above, we had a net loss of approximately $60,000 for the three months ended June 30, 2016, compared with a net income of approximately $123,000 for the three months ended June 30, 2015. Net losses for the six months ended June 30, 2016 were approximately $507,000 as compared to net losses of approximately $409,000 for the six months ended June 30, 2015, or an inccrease of 24%.

We have not as yet generated sufficient revenue to fund our operations for the six months to date in 2016, and we expect our net losses to continue until such time as our commercialization efforts for our technology produce an increase in revenues sufficient to meet the cost of our operations. Accordingly, we expect to continue to operate at a loss at least through calendar 2016.

Income Tax Expense (Benefit)

We have realized net operating losses in Switzerland, South Africa and the United States. In addition to net operating losses in prior periods, our net operating losses may result in a potential future income tax benefit, to the extent that any unexpired net operating loss carry-forwards can offset future operating profits.

Impact of Inflation

We believe that inflation has not had a material effect on our operations for the period from August 24, 2005 (when our operations began) to June 30, 2016.

Capital Expenditures

We did not invest in property and equipment during the six months ended June 30, 2016.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been through sales of our Common Stock to our investors. During the six months ended June 30, 2016, however, we were unable to obtain additional equity funding.

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

The following table summarizes our financial position at June 30, 2016, compared with our financial position at December 31, 2015:

	As of:		Variance
	June 30,	December 31,
	2016	2015	$	%

Cash	$4,000	$5,000	(1,000)	-20%

Other Current Assets	158,000	235,000	(77,000)	-33%

Total Assets	233,000	320,000	(87,000)	-27%

Current Liabilities	2,198,000	1,747,000	451,000	26%

As noted above under “Insufficient Funding” and as also noted below under this heading, our current cash resources are extremely limited. As of June 30, 2016, we did not have on hand cash that we could apply to the repayment of the our note to SBI Investments LLC, 2014-1 in the original principal amount of $330,000 which comes dues on October 11, 2016. If the note has not been paid and the noteholder elects to convert the maximum portion of the note that it is allowed to convert when it becomes due, we will be required to issue 3,074,251 shares of our Common Stock to the noteholder, which is approximately 4.99% of our outstanding shares.

As of June 30, 2016, we had cash of approximately $4,000 and other current assets of approximately $158,000, consisting of accounts receivable and prepaid expenses, and total assets of approximately $233,000. As of June 30, 2016, we had current liabilities of approximately $2,198,000, consisting of accounts payable, accounts payable to related parties, accrued liabilities and loans. Of this amount, approximately $416,000 represented liabilities that were due to officers and directors, an increase in liabilities to officers and stockholders of approximately $233,000 as compared to such amount as of December 31, 2015.

Our shareholders’ deficit was approximately $1,965,000 as of June 30, 2016, compared with deficit of approximately $1,427,000 as of December 31, 2015.

Cash Flow Analysis

For the six months ended June 30, 2016 our cash used in operating activities was approximately $270,000, which amount corresponded mainly to net losses from our operations offset by an increase in, accounts payable and amounts due to officers and stockholders for the quarter. Cash from financing activities was approximately $300,000 arising from a loan note secured during the quarter ended March 31, 2016. We expect to continue to have periods of negative cash flows from operating activities until such time as we fully commercialize our technology.

We do not expect to pay cash dividends in the foreseeable future.

We have a defined stock option plan and contractual commitments with all of our officers and directors.

We plan to increase the number of employees to meet the anticipated demand if we are able to achieve wider acceptance of our technology.

Off Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements.

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

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures and as a result of the material weaknesses discussed below, management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2016, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II

OTHER INFORMATION

Item 1.          Legal Proceedings.

None.

Item 1A.           Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2016 we did not sell or issue any unregistered securities.

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

SurePure,, Inc.

Date: August 9, 2016	By:	/s/ Guy R. Kebble
		Name:	Guy R. Kebble

		Title:	President and Chief Executive Officer

(Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Stephen M. Robinson
		Name:	Stephen M. Robinson

		Title:	Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Labeled Document
101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Filed herewith.

