Form 10-Q
period 2016-09-30
SurePure, Inc.
filed 2016-11-21
CIK 1452176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the issuer’s common stock, as of November 15, 2016 was 64,973,077.

SUREPURE, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)

Assets

Current assets:
Cash	$747	$5,476
Accounts receivable	123,422	-
Prepaid expenses and other current assets	36,340	235,262
Total current assets	160,509	240,738

Property and equipment, net	-	-

Intangible assets, net	66,452	78,954

Total assets	$226,961	$319,692

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and other current liabilities	$1,444,387	$1,124,104
Customer deposits	59,612	388,497
Due to officers	146,119	233,486
Income taxes payable	490	479
Loan payable	386,000	-

Total current liabilities	2,036,608	1,746,566

Total liabilities	2,036,608	1,746,566

Stockholders' deficit:
Common stock, $.001 par value, 200,000,000 shares authorized, 61,750,000 shares issued and outstanding (58,533,992 shares issued and outstanding at December 31, 2015)	61,750	58,534
Preferred stock, $.01 par values, 31,155,282 shares authorized, 14,800,000 shares issued and outstanding (14,800,000 shares issued and outstanding at December 31, 2015)	148,000	148,000
Additional paid-in capital	32,861,552	32,324,095
Other comprehensive income	997,750	1,064,911
Accumulated deficit	(35,878,699)	(35,022,414)
Total stockholders' deficit	(1,809,647)	(1,426,874)

Total liabilities and stockholders' deficit	$226,961	$319,692

See Notes to Unaudited Consolidated Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$2,540	$893,253	$1,297,524	$2,443,396

Cost of revenue	106	460,801	731,296	1,293,759

Gross profit	2,434	432,452	566,228	1,149,637

Expenses:
General and administrative expenses (includes equity-based compensation of $0, $12,691, $0 and $37,522 respectively)	408,875	427,332	1,363,065	1,459,634
Promotion and marketing	1,367	2,767	3,579	12,058
Research and development	-	11,081	58,317	47,803
Amortization	4,168	4,167	12,502	12,501

Total expenses	414,410	445,347	1,437,463	1,531,996

Income (Loss) from operations	(411,976)	(12,895)	(871,235)	(382,359)

Other income (expense):
Interest expense (net)	(40,010)	(9,030)	(87,579)	(48,540)
Gain on settlement of debt with issuance of stock	102,529	28,951	102,529	28,951
Total other income (expense)	62,519	19,921	14,950	(19,589)

Income (loss) before provision for taxes	(349,457)	7,026	(856,285)	(401,948)

Provision for income taxes	-	-	-	-

Net income (loss)	$(349,457)	$7,026	$(856,285)	$(401,948)

Income (loss) per share – basic and diluted	$(0.01)	$0.00	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	59,949,480	52,851,545	59,012,684	49,201,227

See Notes to Unaudited Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Three Months Ended		Nine Months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$(349,457)	$7,026	$(856,285)	$(401,948)

Other comprehensive income, net of tax

Unrealized gain (loss) on foreign currency translation	(35,593)	79,420	(67,161)	55,034
Comprehensive income (loss) net of tax	$(385,050)	$86,446	$(923,446)	$(346,914)

See Notes to Unaudited Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

							Accumulated
	Common	Range of			Additional		Other	Total
	Shares	Price Per	Common	Preferred	Paid-in	Accumulated	Comprehensive	Stockholders'
	Issued	Share	Stock	Stock	Capital	Deficit	Income	Deficit
December 31, 2015 (audited)	58,533,992		$58,534	$148,000	$32,324,095	$(35,022,414)	$1,064,911	$(1,426,874)

Issuance of common stock for cash	500,000	$0.20	500		99,500			100,000

Issuance of common stock to settle liabilities	2,716,008	$0.20	2,716		437,957			440,673

Net (loss) for the year						(856,285)		(856,285)

Unrealized loss on foreign currency translation adjustment	-		-	-	-	-	(67,161)	(67,161)

September 30, 2016 (unaudited)	61,750,000		$61,750	$148,000	$32,861,552	$(35,878,699)	$997,750	$(1,809,647)

See Notes to Unaudited Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Nine Months Ended
	September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash from operating activities:
Net loss	$(856,285)	$(401,948)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	12,502	12,501
Non-cash interest expense and loan costs	86,000	46,332
Non-cash gain on settlement of debt with issuance of stock	(102,529)	(28,951)
Issuance of common stock for consulting services	-	-
Equity-based compensation	-	37,522
Changes in assets and liabilities:
Accounts receivable	(123,422)	(3,200)
Prepaid expenses and other current assets	198,922	380,128
Accounts payable and other current liabilities	506,283	(84,215)
Customer deposits payable	(328,885)	(412,703)
Due to officers	269,835	434,378
Income taxes payable	-	-

Total cash provided by (used in) operating activities	(337,579)	(20,156)

Cash from financing activities:
Proceeds from issuance of equity	100,000	-
Proceeds from issuance of note	300,000	-

Total cash provided by financing activities	400,000	-

Effect of exchange rate changes on cash	(67,150)	31,742

Net increase (decrease) in cash	(4,729)	11,586

Cash, beginning of period	5,476	526

Cash, end of period	$747	$12,112

Supplemental disclosures:
Interest paid	$1,579	$2,208

Issuance of common stock in settlement of liabilities	$186,000	$-

Issuance of common stock in settlement of loans	$-	$251,400

Issuance of common stock in settlement of amounts due to officers	$357,202	$1,148,000

See Notes to Unaudited Consolidated Financial Statements.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2016 and 2015

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

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2016 and 2015

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2016.

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

Three and nine months ended September 30, 2016 and 2015

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

Three and nine months ended September 30, 2016 and 2015

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

The Group evaluates the carrying value of its intangible assets for impairment at least annually or when events or changes in circumstances are identified by management that indicate that such carrying values may not be fully recoverable. The evaluation involves estimating the future undiscounted cash flows expected to be derived from the assets to assess whether or not a potential impairment exists. As a result of its evaluations, management determined that it was not necessary to recognize a loss on impairment of its intangible assets for either of the three and nine months ended September 30, 2016 and 2015.

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

For the three months and nine months ended September 30, 2016, 1 customer accounted for 100% of revenue. For the nine months ended September 30, 2016 1 customer accounted for 97% of revenue.

For the three months ended September 30, 2015, 1 customer accounted for 98% of revenue and for the nine months ended September 30, 2015, 2 customer accounted for 93% of revenue.

As of September 30, 2016 1 customer made up 99% of accounts receivable.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2016 and 2015

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

Applicable functional currencies are:

SPI, SPO, and SPP	Swiss Francs – CHF
SPLAM	Brazilian Real – BRL
SPHSA and SPMSA	South African Rand – ZAR

Exchange rates used for conversion of foreign items to USD at the end of each period and the average for each period were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		December 31,
	2016	2015	2016	2015	2015
CHF:
Reporting date	1.0319	1.0284	1.0319	1.0284	1.0073
Average for period	1.0246	1.0374	1.0204	1.0499	1.0398

BRL:
Reporting date	0.3071	0.2437	0.3071	0.2437	0.2523
Average for period	0.3080	0.2851	0.2832	0.3202	0.3046

ZAR:
Reporting date	0.0721	0.0712	0.0721	0.0712	0.0643
Average for period	0.0709	0.0772	0.0669	0.0816	0.0788

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2016 and 2015

Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are computed by dividing net income or loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue shares of Common Stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into shares of Common Stock or could otherwise cause the issuance of shares of Common Stock that then would share in earnings (losses). Such potential issuances of additional shares of Common Stock are included in the computation of diluted earnings per share. Except as disclosed in Notes 5, 6 and 9 of these Notes to Consolidated Financial Statements, the Company has no securities or other contracts to issue shares of Common Stock that could cause any dilution of earnings. In addition, when there is a loss, diluted loss per share is not computed because any potential additional common shares of Common Stock would reduce the reported loss per share and therefore have an anti-dilutive effect.

2. Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)

Machinery and equipment	$5,010	$5,010
Furniture and fixtures	12,753	12,753
Motor vehicles	14,400	14,400
Office and computer equipment	12,647	12,647
	44,810	44,810
Less: Accumulated depreciation	44,810	44,810

Property and equipment, net	$-	$-

Property and equipment is fully depreciated, and there was no depreciation expense for the three and nine months ended September 30, 2016 and 2015.

3. Intangible Assets

Intangible assets consist of the following:

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)

Patents	$208,943	$208,943
Less: Accumulated amortization	142,490	129,989

Intangible assets, net	$66,453	$78,954

Amortization expense was $4,168 and $4,167 for the three months ended September 30, 2016 and 2015 respectively and $12,502 and $12,501 for the nine months ended September 30 2016 and 2015 respectively.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2016 and 2015

4. Due to Officers

Due to officers consists of unpaid salaries and advances from executives totaling $146,119 and $233,486 at September 30, 2016 and December 31, 2015, respectively. The chief executive officer has not been paid a portion of his salary and unreimbursed expenses and was due $49,221 as of September 30, 2016. The Company’s chief financial officer has not been paid a portion of his salary and unreimbursed expenses and was due $96,898 as of September 30, 2016.

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

On August 22, 2016, the Company entered into separate agreements with two of its executive officers, under which each agreed to discharge the Company from a portion of amounts owed to them in respect of consulting fees due from its subsidiary, SPO, and also, in the case of one executive, consulting fees due from its subsidiary, SPMSA, in each case in exchange for the issuance of shares of Common Stock. The chief executive officer discharged the Company from $150,000 of the amount of approximately $179,780 owed to him by SPO in respect of fees accrued and unpaid as of July 31, 2016 and $50,000 due in respect of an amount of approximately $50,000 of fees owed to him by SPMSA as of July 31, 2016, all in exchange for 1,000,000 shares of Common Stock. The chief financial officer discharged the Company from approximately $157,200 of the total amount of approximately $218,000 owed to him by SPO in respect of fees for services accrued and unpaid as of July 31, 2016 in exchange for 786,001 shares of Common Stock.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2016 and 2015

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

On February 11, 2016 the Company entered into a Securities Purchase Agreement with SBI Investments LLC, 2014-1, a statutory series of Delaware limited liability company (“SBI”). Under the Purchase Agreement, SBI purchased the Company’s promissory note (the “SBI Note”) in the principal amount of $330,000 for a purchase price of $300,000. The SBI Note bears interest at the rate of 0% per annum until the occurrence of an Event of Default, at which time the SBI Note bears default interest at the rate of 22% per annum. SBI has the right to convert the SBI Note into shares of the Company’s Common Stock following the occurrence of an event of default under the SBI Note, including the failure to repay the note on or before its maturity date. On August 1, 2016 the Company and SBI agreed to extend the maturity date of the SBI Note from August 9, 2016 to October 11, 2016. On November 17, 2016 the Company and SBI agreed to extend the maturity date of the SBI Note from October 11, 2016 to January 11, 2017. As part of the agreement on November 17, 2016 to extend the maturity of the SBI Note until January 11, 2017, SBI and the Company agreed that (i) the number of shares of the Company’s Common Stock into which SBI could convert the SBI Note following the occurrence of an event of default under the SBI Note, including the failure to repay the SBI Note on or before January 11, 2017 would be based on a conversion price that is 52.5% of the market price of the Company’s shares, rather than 55%; and (ii) the principal amount to be paid to SBI to discharge the SBI Note in full is $390,000 if the Company repays the SBI Note prior to or on January 11, 2017. In connection with Amendment No. 2, the Company entered into a fee letter agreement with SBI under which the Company agreed to pay SBI a structuring fee on November 17, 2016 in the amount of $90,000 with 1,058,824 shares of its Common Stock and a loan monitoring fee of $45,000 which is due on the maturity of the SBI Note.

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

Three and nine months ended September 30, 2016 and 2015

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

During the year ended December 31, 2014, the preferred stockholder converted 5,000,000 shares of the Company’s preferred stock into 5,000,000 shares of Common Stock.  At both September 30, 2016 and December 31, 2015, there were 14,800,000 issued and outstanding shares of Nonvoting Convertible Preferred Stock.

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

Three and nine months ended September 30, 2016 and 2015

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

On August 16, 2016 the Company issued 500,000 shares to an investor at a value of $0.20 per share.

On August 22, 2016, the Company entered into separate agreements with two of its executive officers and two consultants, under which each agreed to discharge the Company from a portion of amounts owed to them in respect of consulting fees due from the Company and its subsidiary, SPO, and also, in the case of one executive, consulting fees due from its subsidiary, SPMSA, in each case in exchange for the issuance of shares of Common Stock. In each case, shares of Common Stock were valued at $0.20 per share for purposes of determining the number of shares to be issued under the three agreements. The Company issued an aggregate of 2,716,008 shares of Common Stock in these transactions to obtain the discharge of $543,202 of liabilities. The chief executive officer discharged the Company from $150,000 of the amount of approximately $179,780 owed to him by SPO in respect of fees accrued and unpaid as of July 31, 2016 and $50,000 due in respect of an amount of approximately $50,000 of fees owed to him by SPMSA as of July 31, 2016, all in exchange for 1,000,000 shares of Common Stock. The chief financial officer discharged the Company from approximately $157,200 of the total amount of approximately $218,000 owed to him by SPO in respect of fees for services accrued and unpaid as of July 31, 2016 in exchange for 786,001 shares of Common Stock; a consultant to SPO, discharged the Company from $150,000 of the total amount of approximately $235,800 owed to him in respect of fees accrued and unpaid as of July 31, 2016 in exchange for 750,000 shares of Common Stock; and a consultant to the Company discharged the Company from $36,000 of the total amount of approximately $36,000 owed to it in respect of fees accrued and unpaid as of July 31, 2016 in exchange for 180,000 shares of Common Stock.

There were 61,750,000 shares of Common Stock issued and outstanding at September 30, 2016 and 58,533,992 shares of Common Stock issued and outstanding at December 31, 2015.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2016 and 2015

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

8. Income Taxes

The Company and its subsidiaries file income tax returns in Switzerland, South Africa, the United States and Brazil. The components of income (loss) from operations before income taxes, by jurisdiction, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Switzerland	$(267,034)	$148,693	$(337,859)	$232,014
South Africa	$(55,483)	(79,243)	(156,625)	(337,553)
United States	$(26,940)	(62,424)	(361,801)	(296,409)
Brazil	-	-	-	-
Total Net income (loss)	$(349,457)	$7,026	$(856,285)	$(401,948)

The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Current tax provision:
Switzerland	$-	$-	$-	$-
South Africa	-	-	-	-
United States	-	-	-	-
Brazil	-	-	-	-
Total current tax provision	$-	$-	$-	$-

Deferred tax provision:
Switzerland	$(47,996)	$27,588	$(60,556)	$43,347
South Africa	(15,500)	(22,021)	(43,765)	(94,277)
United States	(9,429)	(21,849)	(126,630)	(103,743)
Brazil	-	-	-	235,375
Change in valuation allowance	72,925	16,282	230,951	(80,702)
Total deferred provision	-	-	-	-

Total	$-	$-	$-	$-

The Company has determined that the future tax benefits from net operating losses are not likely to be realized in future periods and a 100% valuation allowance has been provided for all periods.

The income tax effect of each type of temporary difference giving rise to the net deferred tax asset as follows:

	September 30,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$6,324,983	$6,094,032
Less: valuation allowance	(6,324,983)	(6,094,032)

Total	$-	$-

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2016 and 2015

The following reconciles the effective income tax rates with the statutory rates for three and nine months ended September 30, 2016 and 2015:

			United
	Switzerland	South Africa	States	Brazil	Total

Statutory rate of tax	8.5%/18%	28.0%	35.0%	25.0%

Three months ended September 30, 2016:
Net (loss) from operations before taxes	$(267,034)	$(55,483)	$(26,940)	$-	$(349,457)

As calculated at the statutory rate	(47,996)	(15,535)	(9,429)	-	(72,960)

Permanent differences	-	35	-	-	35
Change in valuation reserves	47,996	15,500	9,429	-	72,925

Provision for income taxes	$-	$-	$-	$-	$-

Three months ended September 30, 2015:
Net income (loss) from operations before taxes	$148,693	$(79,243)	$(62,424)	$-	$7,026

As calculated at the statutory rate	27,588	(22,188)	(21,849)	-	(16,449)

Permanent differences	-	167	-	-	167
Change in valuation reserves	(27,588)	22,021	21,849	-	16,282

Provision for income taxes	$-	$-	$-	$-	$-

Nine months ended September 30, 2016:
Net (loss) from operations before taxes	$(337,859)	$(156,625)	$(361,801)	$-	$(856,285)

As calculated at the statutory rate	(60,556)	(43,855)	(126,630)	-	(231,041)

Permanent differences	-	90	-	-	90
Change in valuation reserves	60,556	43,765	126,630	-	230,951

Provision for income taxes	$-	$-	$-	$-	$-

Nine months ended September 30, 2015:
Net income (loss) from operations before taxes	$232,014	$(337,553)	$(296,409)	$-	$(401,948)

As calculated at the statutory rate	43,347	(94,515)	(103,743)	-	(154,911)

Permanent differences	-	238	-	235,375	235,613
Change in valuation reserves	(43,347)	94,277	103,743	(235,375)	(80,702)

Provision for income taxes	$-	$-	$-	$-	$-

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

Three and nine months ended September 30, 2016 and 2015

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

During June 2016, the IRS levied penalties of $120,000 relating to filings of United States income tax returns for the year ended December 31, 2014 and December 31, 2015 beyond the required deadlines. These penalties have been provided for in current liabilities as at September 30, 2016. The Company has proposed settlements of these penalties to the IRS, but as of September 30, 2016 had not received a response from the IRS.

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

Three and nine months ended September 30, 2016 and 2015

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

There was no reduction for estimated forfeitures. Under this model and the foregoing assumptions, the options granted in 2013 were valued at $151,053. Of this amount, $87,452, $15,900 and $47,701 is attributable to executives, employees and consultants, respectively. Equity-based compensation for the three and nine months ended September 30, 2016 and 2015 was $0, $12,691, $0 and $37,522, respectively. These amounts are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

10. Commitments, Contingencies and Tax Obligation

Lease Commitments

On June 1, 2014, the Company leased new office and workshop facilities for a one-year term with an automatic extension for another year unless cancelled with due notice. A new lease for these premises was entered into on May 30, 2016 for an additional one-year term, commencing June 1, 2016, with an option for extension for another year with due notice. The monthly rent for the workshop lease is approximately $850. In addition to the payments required under the workshop lease, payments are made for space rentals on an as-needed basis. The total rent expense was approximately $3,800 and $11,000 for the three and nine months ended September 30, 2016 and 2015, respectively. Rent expense is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

The future rent commitments under the above lease for the year ending December 31, 2016 is approximately $2,600.

Payroll Commitments

The Group’s employees in South Africa have employment contracts that provide for one month of notice before the employee can be terminated.  As of September 30, 2016, the total monthly salary commitment applicable to these employees was approximately $10,200.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2016 and 2015

Payroll Tax Obligations

During 2013, SPMSA received notification from the South African Revenue Service (“SARS”) regarding unpaid payroll taxes of approximately $185,000.  SPMSA requested additional time to arrange a payment plan that is suitable to both parties and commenced making monthly payments to SARS. Due to insufficient funds the SPMSA has been unable to continue making additional payments in this regard and has requested additional time to arrange a payment plan that is suitable to both parties. As at September 30, 2016 and December 31, 2015, the unpaid balance of this liability was approximately $104,000 and $93,000, respectively and is included in accounts payable and other current liabilities in the accompanying Consolidated Balance Sheets. Effective October 31, 2014, SARS placed a collection order on the bank account of SPMSA for the outstanding amounts due.

Additionally, the Company has payroll tax and social security obligations in Switzerland relating to the employment of the chief financial officer by SPOAG. As at September 30, 2016 and December 31, 2015, the unpaid balance of this liability was approximately $210,000 and $169,000, respectively and is included in accounts payable and other current liabilities in the accompanying Consolidated Balance Sheets.

Employment and Consulting Agreements

The Company has entered into agreements to secure the services of two executives.  These agreements provide for annual compensation and require a minimum termination notice period by the employer of three months.  Both executives are stockholders of the Company. The minimum amount due under these agreements is approximately $138,400 over the year ending December 31, 2016

The total compensation to these executives was approximately $147,000 and $153,000 for the three ended September 30, 2016 and 2015 and approximately $432,000 and $452,000 for the nine months ended September, 2016 and 2015.

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

Other Commitments

The Company is obligated to make payments of approximately $25,500 subsequent to September 30, 2016 in connection with purchase orders open as of September 30, 2016 for the purchase of parts to be delivered in 2016. Payments to vendors relating to these purchases are scheduled to be made prior to December 31, 2016.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2016 and 2015

11. Subsequent Events

The Company has evaluated its subsequent events since September 30, 2016. The Company has determined that, other than as noted under Note 5, there were no material subsequent events requiring adjustment to or disclosure in these unaudited consolidated financial statements.

12. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of the Company as a going concern.

The Company has generated recurring losses and expects to incur additional losses as it expands its photopurification technology and develops marketing, sales and financial plans. As reflected in the accompanying unaudited consolidated financial statements, the Company’s total consolidated liabilities exceed total consolidated assets at September 30, 2016 and December 31, 2015 by $1,809,647 and $1,426,874, respectively.

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

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2016 and 2015

Management is currently pursuing plans to address the cash flow requirements of the Company for the year ending December 31, 2016 and beyond. The Company is engaged in discussions with current and other potential investors, and the Company is also considering additional offerings of Common Stock. The Company was not, however, able to secure significant additional equity financing during the nine months to September, 2016 from existing shareholders or otherwise, despite its efforts to do so. In addition, although the Company has projected that increase in the commercialization of its technology may provide additional cash flow for operations, it has not generated any new equipment sales orders in the past nine months.

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

Overview

The results presented in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” are those of SurePure, Inc. and its subsidiaries (all of which are collectively referred to in this Management’s Discussion and Analysis of Financial Condition and Results of Operations as “we”) as reflected in our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with such consolidated financial statements and the notes thereto. The results presented below pertain to our unaudited consolidated financial statements for the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015.

Insufficient Funding

For the period from our inception on August 24, 2005 to September 30, 2016, we had net losses of approximately $35,879,000. During the quarter ended September 30, 2016, we continued to experience a significant shortfall in funding from operations and investors. As a result, we require significant additional funding to maintain our operations and execute our business plan. If we are unable to obtain financing from our current shareholders or other sources, we will be unable to meet our business objectives and may scale back or even discontinue our operations until such time, if ever, that we are able to obtain financing. Notwithstanding our efforts to obtain financing, there is no assurance that any financing will be available on acceptable terms or at all. See “—Liquidity and Capital Resources.”

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

We have experienced negative cash flows from operations with respect to our business since our inception. As of September 30, 2016, we did not have adequate working capital resources to satisfy our current liabilities which included penalties owed to the United States and Swiss tax authorities, and, as a result, we have substantial doubt about our ability to continue as a going concern. Based on our current projections, we are not assured that we will have the cash resources to enable us to continue to fund normal operations.

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

During the nine months ended September 30, 2016, we focused on the following activities:

•	continuing with commercial trials with key customers;

•	concluding agreements with customers;

•	working with regulatory authorities such that our technology can be employed in key areas;

•	manufacturing, delivering and commissioning equipment ordered by customers; and

•	attempting to negotiate financing arrangements.

Subsequent to September 30, 2016, we have focused on the following activities:

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

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2016 compared with our results of operations for the three and nine months ended September 30, 2015:

	Three Months Ended:		Variance
	September 30, 2016	September 30, 2015	$	%

Revenues	$3,000	893,000	(890,000)	-100%

General and Administrative Expenses	409,000	427,000	(18,000)	-4%

Research and Development	0	11,000	(11,000)	-100%

Interest Expense	40,000	9,000	31,000	344%

Net Income / (Loss)	(349,000)	7,000	(356,000)	-5087%

	Nine Months Ended:		Variance
	September 30, 2016	September 30, 2015	$	%

Revenues	$1,298,000	2,443,000	(1,145,000)	-47%

General and Administrative Expenses	1,363,000	1,460,000	(97,000)	-7%

Research and Development	58,000	48,000	10,000	21%

Interest Expense	88,000	49,000	39,000	80%

Net Loss	856,000	402,000	454,000	113%

Revenues

We had revenues of approximately $3,000 during the three months ended September 30, 2016, representing a 100% decrease as compared to approximately $893,000 for the three months ended September 30, 2015. This decrease as compared to the 2015 year was primarily due to timing of a customer installation during the period resulting from a less orders for the period. Revenue for the nine months ended September 30, 2016 was approximately $1,298,000, a decrease of 47% compared to the $2,443,000 for the nine months ended September 30, 2015.

Although we are negotiating certain agreements for the commercialization of our SurePure technology and although there are ongoing tests of our technology with potential customers, it is unlikely that more than one or two of those agreements as currently structured will generate significant amounts of revenue during the next three months. As a general matter, however, we expect that revenues will increase to the extent that our commercialization efforts are successful. These commercialization efforts seek to introduce our technology to a broader range of clients and geographic areas. Our business model is largely based on sales of equipment.

General and Administrative Expenses

We had general and administrative expenses of approximately $409,000 during the three months ended September 30, 2016, representing a 4% decrease as compared with approximately $427,000 during the three months ended September 30, 2015. This increase as compared to 2015 was to lower professional fees , as well as reduced travel expenditures due to timing of customer visits. For the nine months ended September, 2016, general and administrative expenses of approximately $1,363,000 were 7% lower than the comparable expenses of approximately $1,460,000 for the nine months ended September 30, 2015. This decrease as compared to 2015 was also primarily due to lower professional fees, as well as reduced travel expenditures due to timing of customer visits.

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

Research and Development Expenses

We had research and development expenses of approximately $0 for the three months ended September 30, 2016, representing a 100% decrease as compared with approximately $11,000 for the three months ended September 30, 2015. Research and development expenses for the nine months ended September 30, 2016 were approximately $58,000, or 21% higher than the approximately $48,000 of research and development expenses for the nine months ended September 30, 2015. This increase as compared to the first nine months of 2015 was primarily due to timing of research work related to new client development.

We expect that our research and development expenses will increase in future periods as we pursue new applications and clients for our technology.

Interest Expense

We had interest expense of approximately $40,000 for the three months ended September 30, 2016, representing a 344% increase, as compared to approximately $9,000 of interest expense for the three months ended September 30, 2015. Interest expense was approximately $88,000 for the nine months ended September 30, 2016, representing a 80% increase as compared to approximately $49,000 of interest expense for the nine months ended September 30, 2015. This increase was primarily due to the fact that a new loan was taken out during 2016 which quantum was higher than the loan on hand during the comparable period in 2015.

Net Income (Loss)

For the reasons discussed above, we had a net loss of approximately $349,000 for the three months ended September 30, 2016, compared with a net income of approximately $7,000 for the three months ended September 30, 2015. Net losses for the nine months ended September 30, 2016 were approximately $856,000 as compared to net losses of approximately $402,000 for the nine months ended September 30, 2015, or an increase of 113%.

We have not as yet generated sufficient revenue to fund our operations for the nine months to date in 2016, and we expect our net losses to continue until such time as our commercialization efforts for our technology produce an increase in revenues sufficient to meet the cost of our operations. Accordingly, we expect to continue to operate at a loss at least through calendar 2016.

Income Tax Expense (Benefit)

We have realized net operating losses in Switzerland, South Africa and the United States. In addition to net operating losses in prior periods, our net operating losses may result in a potential future income tax benefit, to the extent that any unexpired net operating loss carry-forwards can offset future operating profits.

Impact of Inflation

We believe that inflation has not had a material effect on our operations for the period from August 24, 2005 (when our operations began) to September 30, 2016.

Capital Expenditures

We did not invest in property and equipment during the nine months ended September 30, 2016.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been through sales of our Common Stock to our investors. During the nine months ended September30, 2016, however, we were only able to obtain minimal additional equity funding. We issued 500,000 shares of our Common Stock in regard to an investment of $100,000 by an investor. Additionally we issued 1,786,008 shares of our Common Stock in settlement of a portion of the liability (approximately $357,200) to our officers and directors and we issued 930,000 shares of our Common Stock, in settlement of a portion of the liability (approximately $186,000) to various consultants.

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

The following table summarizes our financial position at September 30, 2016, compared with our financial position at December 31, 2015:

	As of:		Variance
	September 30, 2016	December 31, 2015	$	%

Cash	$1,000	$5,000	(4,000)	-80%

Other Current Assets	160,000	235,000	(75,000)	-32%

Total Assets	227,000	320,000	(93,000)	-29%

Current Liabilities	2,027,000	1,747,000	290,000	17%

As noted above under “Insufficient Funding” and as also noted below under this heading, our current cash resources are extremely limited.

As of September 30, 2016, we had cash of approximately $1,000 and other current assets of approximately $160,000, consisting of accounts receivable and prepaid expenses, and total assets of approximately $227,000. As of September 30, 2016, we had current liabilities of approximately $2,037,000, consisting of accounts payable, accounts payable to related parties, accrued liabilities and loans. Of this amount, approximately $227,000 represented liabilities that were due to officers and directors, a decrease in liabilities to officers and stockholders of approximately $87,000 as compared to such amount as of December 31, 2015. This was attributable to the fact that during August 2016 we issued 1,786,008 shares of our Common Stock in settlement of a portion of the liability (approximately $357,200) to our officers and directors. Additionally we issued 930,000 shares of our Common Stock, in settlement of a portion of the liability (approximately $186,000) to various consultants.

Our shareholders’ deficit was approximately $1,810,000 as of September 30, 2016, compared with deficit of approximately $1,427,000 as of December 31, 2015.

Cash Flow Analysis

For the nine months ended September 30, 2016 our cash used in operating activities was approximately $338,000, which amount corresponded mainly to net losses from our operations, reduction in customer deposits payable, increase in accounts receivable offset by an increase in accounts payable and prepaid expenses for the period to date. Cash from financing activities was approximately $400,000, $300,000 arising from a loan note secured during the quarter ended March 31, 2016 and $100,000 arising from the issuance of common stock during the quarter ended September 30, 2016. We expect to continue to have periods of negative cash flows from operating activities until such time as we fully commercialize our technology.

We do not expect to pay cash dividends in the foreseeable future.

We have a defined stock option plan and contractual commitments with all of our officers and directors.

We plan to increase the number of employees to meet the anticipated demand if we are able to achieve wider acceptance of our technology.

Off Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements.

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

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures and as a result of the material weaknesses discussed below, management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2016, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2016, we issued 3,216,008 shares of our Common Stock, in the following four transactions.

As previously reported in our Current Report on Form 8-K filed on August 25, 2016, we issued an aggregate of 2,716,008 shares of our Common Stock to our chief executive officer, our chief financial officer and two consultants, to discharge certain obligations owed by two of our subsidiaries and ourselves to those individuals for unpaid fees.

We issued 500,000 shares of our Common Stock to an investor under a subscription agreement..

Other than as set forth above, there were no unregistered sales of equity securities during the quarter.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Labeled Document*

101.PRE	XBRL Taxonomy Extension Presentation Document*

_____________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SurePure,, Inc.

Date: November 21, 2016	By:	/s/ Guy R. Kebble
		Name:	Guy R. Kebble
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2016	By:	/s/ Stephen M. Robinson
		Name:	Stephen M. Robinson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Labeled Document*

101.PRE	XBRL Taxonomy Extension Presentation Document*

_____________

*	Filed herewith.

