Form 10-K
period 2016-12-31
SurePure, Inc.
filed 2017-05-15
CIK 1452176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

(Mark One)

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

SurePure, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of Incorporation or organization)	3556 (Primary Standard Industrial Classification Code Number)	26-3550286 (I.R.S. Employer Identification No.)

405 Lexington Avenue, 26 th Floor

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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer	☑ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $4,815,988

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of March 30, 2017 was 75,533,263.

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

More than 2300 Turbulators have been installed since our inception in 2005 and either have been or are in operation or used in tests in the following locations: the United States, Europe, South America, Australia, India and South Africa. Each installed Turbulator system is comprised of one or more Turbulators. We continue to evaluate the performance of our Turbulator systems. As we gain customer feedback, we incorporate it into the design of new Turbulator installations.

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

Our Competitive Strengths

Based on our proprietary patented SurePurePhotopurification Technology, we are attempting to become an industry leader in the liquids purification and treatment industry, but we will be able to remain an industry participant only if we can secure equity financing. We believe our competitive strengths include the following:

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

Sales

We have focused our sales efforts on “early adopter” global clients with multiple processing plants who have a substantial market share in their industries. Most of our sales activity takes place within our subsidiary SPO, as that company owns and administers all of our patents other than the South African patent. Most of our current sales arrangements are through SPO. During 2016, we generated approximately $1,200,000 of revenues under an existing customer agreement.

During 2015, we also sold our Turbid Fluid Photopurification Technology to a producer of natural vegetable juices and an existing customer which supplies equipment to customers who produce milk for consumption by calves and other farm animals. We concluded the installation of an initial 360 Turbulator system for the producer of specialty animal feeds that placed an order during 2014, and during November 2015 we received an order for an additional 360 Turbulator unit from the same customer. During 2016 we installed the 360 Turbulator system ordered during November 2015.

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

As of December, 2016, we have one existing customer license agreement which generates a non-material amount of revenue. Under that agreement we have licensed a Turbulator system to a U.S.-based manufacturer of equipment used to sterilize milk and milk components used in the feeding of calves with farm milk. The license expires in April 2018. Our ability to deliver and install equipment is dependent on financing the manufacturing and delivery of the equipment, either by the customer, internal working capital or a combination of both.

We are currently in discussions with certain prospective customers, but cannot predict whether we will be able to enter into revenue-generating contracts with customers during 2017. Our sales cycle is long and often requires both the customer’s evaluation of our technology and negotiations with multiple levels and groups within a customer. Therefore, we cannot be certain of the timing of these contracts and the amount of revenues to be generated either on a period-by-period basis or over the life of the contract. See “Item 1A. Risk Factors— Risks Relating to our Business, Financial Condition and Corporate Structure—We face significant obstacles to the commercialization of SurePure Photopurification Technology and our Turbulator systems.”

Marketing

We have primarily utilized public relations, trade shows and customer trials to convert awareness into interest and purchase. Because our financial resources are extremely limited, however, we will not be able to utilize any of these methods unless we receive increased funding.

Our strategy is to locate markets and market participants who require effective means for purifying liquids. In the past, we have focused on producers of milk and other dairy products, fruit juices, wine and sugar syrups in the United States, the United Kingdom, the European Union, South Africa and India. In each case, we sought to approach the strongest market participants and explain the advantages of our Technology as an adjunct to or as a replacement of existing conventional processes. To the extent that permitted uses of our Technology are subject to regulation that limits, restricts or prohibits the use of UVC as a means of purification of a specific liquid or food, we work with the customer in various tests to support an application to amend or replace the applicable regulation.

Our technology was developed in South Africa. Since our management team is familiar with the dairy, fruit juice and wine industries in South Africa, we initially focused on the South African market. During the last six years, however, we have worked with customers in the United States, the United Kingdom and the European Union, as well as Australia, New Zealand, South America and Canada.

Regulatory Matters

The application of our SurePure Photopurification Technology to purify or disinfect milk, other dairy products and wine generally requires that we take various steps to obtain regulatory clearances in each of the jurisdictions in which we plan to market our Technology. The compliance measures that we are required to take differ based on whether we are seeking to have the Technology sold as an adjunct to pasteurization or as an alternative to pasteurization, the latter having a higher standard for clearance. Other uses of our Technology—industrial uses, for example—do not require compliance with regulations governing food or dairy products. Having obtained regulatory clearance in the European Union in January 2016, we are now pursuing compliance efforts principally in the United States of America and the Republic of South Africa in conjunction with commercial partners.

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

As noted earlier, the FDA has approved the use of UVC light as a means of treating fruit juices. Our Turbid Fluid Photopurification Technology satisfies the requirements of this approval.

We also are required to obtain FDA approval for the use of our Technology for wines or other alcoholic beverages before the Alcohol & Tobacco Tax & Trade Bureau will make any determinations with respect to the application of our Technology to purify those products.

The Company has had a commercial relationship with Tamarac Biotics of Fresno, California (“Tamarack”).  Tamarack’s proposes to develop dairy products that retain the immune active proteins and other thermally sensitive compounds that are found in raw milk. Tamarack Biotics has utilized our SurePure Photopurification Technology for non-thermal pathogen reduction and also low temperature drying technologies that fully dry milk and milk concentrates into stable powders at temperatures not exceeding a cow's normal body temperature. Using equipment provided by the Company, Tamarack has developed the product known as TruActive NF. During the first quarter of 2017, Tamarack received a certification from an authorized expert classifying Tamarack’s product as “Generally Recognized as Safe” (GRAS) when used as a food ingredient at specified levels for the purposes specified by Tamarack. GRAS is an FDA designation that a chemical or substance added to food is considered safe by experts, and so is exempted from the usual food additive tolerance requirements. The Company expects to recieve an order for equipment from Tamarack during the second quarter of 2017.

European Union

In the European Union, before our Technology can be used commercially with respect to foods, food ingredients and beverages, it must receive clearance under Regulation (EC) No. 258/97 of the European Parliament and of the Council of 27 January 1997 Concerning Novel Foods and Novel Food Ingredients. A customer of ours that is a member company of the EU dairy industry submitted an application to the European Food Standards Agency (“EFSA”) on September 12, 2012. In its application, our customer claimed that its use of our Technology significantly increases the levels of Vitamin D in milk and extends the shelf life of dairy foods. On January 11, 2016 EFSA published an opinion stating that cow’s milk treated by our Technology after pasteurization in is safe under the intended conditions of use and finding that treatment by our Technology results in no other significant differences in nutrient content, EFSA’s opinion stated that the use of the technology does not give rise either to safety concerns or to concerns about microbiological quality. The opinion affirmatively stated that “UV-treated milk is comparable to non-UV-treated milk,” except for the significant increase in the vitamin D3 content, and that no adverse effects are expected from UV-treated milk in substitution for other milk that has been pasteurized.

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

The applications for these patents were examined independently by each of the patent offices where patent applications were filed, and each of the examiners in the various countries conducted an independent international novelty search for related published technology and then assessed whether or not the invention was new and inventive and thus qualified for a patent. Each examiner decided independently at the end of his examination that a patent should be granted. Accordingly, we believe that it is unlikely that a third party could successfully challenge the validity of any of our patents, and we further believe that our patents are enforceable with respect to the claims that they describe. The costs of enforcing a patent against an alleged infringer vary significantly from the relatively minor cost of sending a simple cease-and-desist letter which could result in cessation of the infringement, to the significant cost of bringing and maintaining a full patent infringement action. \See “Item 1A. Risk Factors—We rely heavily upon our patents and other intellectual property.”

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

Employees

As of December 31, 2016, we employed 6 people directly. We continue to utilize the services of key academic and professional consultants in the areas of microbiology, biochemistry process engineering and manufacturing to enable us to grow the business and service our customer base on a global basis.

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

We have incurred net losses of approximately $36,509,000 for the period from inception through December 31 2016. We have been without significant revenue since inception, and our current agreements provide relatively limited amounts of revenue. Our historical losses are expected to continue into the future unless we are able to generate significant amounts of revenue in our business. Our history of significant operating losses prior to 2016 has also made it difficult for us to raise additional working capital.

We require immediate capital to fund our operations and repay certain obligations, and we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations or to liquidate our business.

We have significant working capital needs, including approximately$120,000 of US tax penalties and $346,000 of foreign payroll taxes and social security liabilities. Our management team has worked without receiving cash compensation for as long as four years and the total accrued compensation and related expense reimbursements owed to them was approximately $42,500 as of December 31, 2016. Because we do not have sufficient working capital, we continue to accrue compensation and fees owed to them. During the 2016, we issued 5,970,000 shares of our Common Stock to members of our management team in exchange for their discharging the Company and its subsidiaries from claims for accrued and unpaid compensation aggregating approximately $920,000.

We have other current liabilities, net of customer deposits, of approximately $880,000. If we are unable to secure adequate financing on reasonable terms, or on any terms, we may not be able to pay these or other operating expenses and to continue to operate our business. There is no assurance that financing will be available to us, in which case we may be compelled to wind down or liquidate our business.

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

We are at Risk of Having all of our Patents Seized by a Foreign Tax Authority

During the fourth quarter of 2016, we reported that we had received a notice from the Debt Enforcement Authority Zug (the “Authority”) on behalf of the Canton of Zug, Switzerland, relating to a possible seizure of the assets of its SPOAG subsidiary, which include all of our international patents other than our South African patent. The basis for the notice of seizure was SPOAG’s failure to pay payroll taxes and social security obligations owing to the Canton of Zug in the approximate amount CHF100,000. Within the next two weeks, we were advised by Swiss counsel that the Authority had agreed to a revised payment schedule for the payment of the overdue payroll taxes due by SPOAG with payments to be made between then and  December 31, 2016. Further, during December 2016 SPOAG was required to submit a proposal for payment of the remaining amount that is due and payable to the Authority, which, as of December 31, 2016, is approximately CHF256,000.  We submitted a plan for payment, but we were not able to make any of the payments to which we committed.  As a result, the Authority rejected the plan. Until we are able to make a payment that is satisfactory to the Authority, we remain at risk of having all of the assets of SPOAG, including the patents, seized.

We Have Defaulted on a Convertible Note.

On February 11, 2016 we issued to SBI Investments LLC, 2014-1, a statutory series of Delaware limited liability company (“SBI”), our promissory note (the “SBI Note”) in the principal amount of $330,000 which subsequently was increased to $390,000. On August 1, 2016 the Company and SBI agreed to extend the maturity date of the SBI Note from August 9, 2016 to October 11, 2016, which was subsequently extended to January 11, 2017. The conversion price under the SBI Note is 52.5% of the market price of our shares of Common Stock. We did not pay the SBI Note when it came due on January 11, 2017. On March 29, 2017, SBI advised us that it was beginning to convert the SBI Note with an initial conversion of $25,000 resulting in the issuance of 691,467 shares of our Common Stock. We have not been able to make any payments on the SBI Note and, as a result, SBI can exercise its right to convert the SBI Note in accordance with its terms as well as any other remedies available thereunder. As of the date of the filing of this annual report, the Company does not have access to funds to pay all or any part of the SBI Note.

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

Since September 2014 we have not been able to raise signficant equity capital from any investors, including our existing shareholders. We cannot predict whether we will be able to fund our business.

Although certain of our shareholders had funded us by purchasing equity prior to September, 2014, since that date no investor and no shareholder has purchased any of our equity. As a result, we have funded our operations from commercial revenues or by deferral of operating costs, such as the salaries of our management team and other employees. Although we regularly engage our shareholders in discussions with respect to funding, we have not secured any financing nor is there any indication that this result will change. As a result, we may be forced to suspend operations due to lack of operating funds.

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

As of the date of this annual report on Form 10-K, our stockholder XOptics holds 12,000,000 shares of our Nonvoting Convertible Preferred Stock. Those shares are convertible into 12,000,000 shares of our Common Stock on a 1-to-1 basis under certain terms and conditions, including upon any sale to a third party purchaser. Any shares of Common Stock that are issued to XOptics upon conversion of its shares will be restricted securities unless the shares are first registered prior to their resale.

XOptics is able to sell, or convert and then sell, the 12,000,000 shares of our Nonvoting Convertible Preferred Shares that it holds under Rule 144 under the Securities Act, which permits XOptics to resell, subject to various terms and conditions, its restricted securities. In addition, because XOptics is not a “U.S. person,” as defined in Regulation S under the Securities Act, it may be able to sell shares of our Nonvoting Convertible Preferred, or convert those shares and then sell the conversion shares, in offshore transactions.

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

As described under “—We require immediate capital to fund our operations, and we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations or to liquidate our business,” we require immediate capital to fund our operations. Our efforts to raise capital have resulted in multiple subscription and share purchase agreements. Since the date of the Share Exchange and through December 31, 2016, we have issued 47,534,612 shares of our Common Stock, or an increase of approximately 204% of our issued and outstanding shares. Of the shares issued, 16,153,590 have been issued to shareholders in exchange for consideration, 20,715,575 have been issued to discharge loans and accrued compensation liability and 10,665,447 have been issued upon conversion of shares of our Nonvoting Convertible Preferred Stock. These issuances have diluted the interests of our shareholders; any future issuances will continue to dilute their interests. Therefore, any investment in our shares of our Common Stock carries that risk that such investment will be diluted by a subsequent share issuance by us as a result of, among other things, our need for external sources of capital.

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

Commission require us to maintain a requisite minimum share price for at least 30 of the most recent 60 trading days prior to the date of the initial listing application and the date of listing on any national securities exchange.  As a result of these rules, we will be eligible to list on a national securities exchange only if our stock trades above the requisite minimum price in accordance with the listing requirements of the applicable national securities exchange.

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

Our Common Stock may be considered a “penny stock” since the price for our Common Stock is below $5.00 per share and our Common Stock does not trade on an exchange and we do not meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 if we have been operating for at least three years or $5,000,000 if we have been operating for fewer than three years, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years. In that case, our shares will be subject to the requirements of Rule 15g-9 under the Exchange Act.  Under this rule, broker-dealers who recommend penny stocks to persons other than established customers and accredited investors must satisfy special sales practice requirements.  The broker-dealer must make an individualized written suitability determination for the purchaser, considering such purchaser’s financial situation; investment experience and investment objectives, with respect to penny stock transactions, and receive the purchaser’s written consent prior to the transaction.

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

Item 2. PROPERTIES

SPMSA leases one premises of approximately 2,000 square feet, in South Africa under an operating leases. This lease terminates at the end of May 2017 and will not be extended.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our Common Stock has been approved for quotation on the OTCQB under the symbol “SURP.”   The Company stock began trading on OTCQB on September 20, 2010.   The table below sets forth the high and low bid prices for our Common Stock for the eight quarters ended December 31, 2016 as reported on the OTCQB website for the relevant quarters. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. See “Item 1A. Risk Factors—Shares of our Common Stock are very thinly traded, and the price may not reflect our value and there can be no assurance that there will be an active market for shares of our Common Stock either now or in the future” and “Item 1A. Risk Factors —Because it may be considered a “penny stock,” our shareholders may have difficulty selling shares of our Common Stock . ” Also, see “Item 1A. Risk Factors— If we are not able to satisfy the eligibility standards of the OTCQB market, the trading of our shares will become more difficult”

Quarter Ended	Bid High ($)	Bid Low ($)
December 31, 2016	0.20	0.04
September 30, 2016	0.23	0.10
June 30, 2016	0.18	0.11
March 31, 2016	0.22	0.13
December 31, 2015	0.21	0.15
September 30, 2015	0.40	0.08
June 30, 2015	0.16	0.08
March 31, 2015	0.20	0.05

As of December 31, 2016, 70,841,796 shares of our Common Stock were issued and outstanding, an additional 12,000,000 shares of our Common Stock were issuable upon the conversion of the issued and outstanding shares of our Nonvoting Convertible Preferred Stock., We have reserved 3,000,000 shares of our Common Stock for future issuance under the 2012 Stock Plan, under which we issued options to purchase 475,000 shares of our Common Stock in 2013.

Record Holders

As of December 31, 2016, there were approximately 90 holders of record of our Common Stock.

Equity Compensation Plan Information

As of December 31, 2016, options to purchase 475,000 shares of our Common Stock had been issued under our 2012 Nonqualified Stock Option Plan (the “2012 Stock Plan”). Under the terms of the grants of those options, options to purchase 190,000 of those shares vested on the date of grant (November 12, 2013) , options to purchase 142,500 shares vested on November 12, 2014 and options to purchase 142,500 shares vested on November 12, 2015.

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

Overview

The results presented in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” are those of SurePure, Inc. and its subsidiaries (all of which are collectively referred to in this Management’s Discussion and Analysis of Financial Condition and Results of Operations as “we”) as reflected in our unaudited consolidated financial statements included in this Annual Report on Form 10-K. The following discussion should be read in conjunction with such consolidated financial statements and the notes thereto. The results presented below pertain to our audited consolidated financial statements for the years ended December 31, 2016 and 2015.

Insufficient Funding

For the period from our inception on August 24, 2005 to December 31, 2016, we had net losses of approximately $36,509,000. During 2016, we continued to experience a significant shortfall in funding from investors. As a result, we require significant additional funding to maintain our operations and execute our business plan. If we are unable to obtain financing from our current shareholders or other sources, we will be unable to meet our business objectives and may scale back or even discontinue our operations until such time, if ever, that we are able to obtain financing. Notwithstanding our efforts to obtain financing, there is no assurance that any financing will be available on acceptable terms or at all. See “—Liquidity and Capital Resources.”

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

We have experienced negative cash flows from operations with respect to our business since our inception. As of December 31, 2016, we did not have adequate working capital resources to satisfy our current liabilities, and, as a result, we have substantial doubt about our ability to continue as a going concern. Based on our current projections, we are not assured that we will have the cash resources to enable us to continue to fund normal operations. In addition, during the year, we issued Common Stock in settlement of certain liabilities that we were unable to settle in cash.

Plan of Operation

We seek to expand the commercial acceptance of our SurePure Turbulator purification systems. To pursue this goal, contingent on our obtaining sufficient capital to maintain our operations, we plan to execute the following steps:

•	Relying on the regulatory approval that was granted in January 2016 by the European Food Standards Agency for dairy milk treated with our Technology to extend its shelflife and increase its vitamin D content, to generate additional customer interest and transactions in the EU and elsewhere for dairy applications;
•	Attend and promote our product at international trade shows in 2017 for the brewing, dairy industries, carbonated soft drink and industrial applications. At these venues we will seek to establish contact with industry participants, including distributors of engineered systems, and to make them aware of our product’s advantages and the expanded applications of the product that we have developed;

•	Seek to market and sell our product and our technology for industrial applications;
•	Seek to expand the level of commercialization of our technology in the wine, dairy, fruit juice, carbonated soft drink and other beverage industries;
•	Expand our distribution networks for our products by identifying additional distributors according to geographic market, expertise with specific liquids and existing client relationships and negotiating agreements with the identified distributors on terms acceptable to both the distributors and to us; and
•	Obtain additional equity financing to support our growth from current shareholders, institutional investors or other investors to provide capital to support and augment our operations.

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

During the period ended December 31, 2016, we focused on the following activities:

•	continuing with commercial trials with key customers;
•	concluding agreements with customers;
•	manufacturing, delivering and commissioning equipment ordered by customers; and
•	attempting to negotiate financing arrangements.

Subsequent to December 31, 2016, we have focused on the following activities:

•	continuing with commercial trials with key customers;
•	concluding agreements and accepting orders from new customers;
•	manufacturing, delivering and commissioning equipment ordered by customers; and
•	negotiating possible equity financing agreements.

Results of Operations

The following table summarizes our results of operations for the year ended December 31, 2016 compared with our results of operations for the year ended December 31, 2015:

	Years Ended:		Variance
	December 31, 2016	December 31, 2015	$	%

Revenues	$1,237,000	2,454,000	(1,217,000)	-50%

General and Administrative Expenses	1,682,000	1,822,000	(140,000)	-8%

Research and Development	27,000	46,000	(19,000)	-41%

Interest Expense	223,000	47,000	176,000	374%

Net Loss	1,487,000	697,000	790,000	113%

Revenues

We had revenues of approximately $1,237,000 during the year ended December 31, 2016, representing a 50% decrease as compared to approximately $2,454,000 for the year ended December 31, 2015. This decrease as compared to the year ended December 31, 2015 was primarily due to the fewer new customer installations during the period.

Although we are negotiating certain agreements for the commercialization of our SurePure technology and although there are ongoing tests of our technology with potential customers, it is unlikely that more than two or three of those agreements as currently structured will generate significant amounts of revenue during 2017. As a general matter, however, we expect that revenues will increase to the extent that our commercialization efforts are successful. These commercialization efforts seek to introduce our technology to a broader range of clients and geographic areas. Our business model is largely based on sales of equipment.

General and Administrative Expenses

We had general and administrative expenses of approximately $1,682,000 during the year ended December 31, 2016, representing a 8% decrease as compared with approximately $1,822,000 during the year ended December 31, 2015. The decrease as compared to 2015 was primarily due to lower professional fees, lower employment costs due to reduction in staff numbers and remuneration levels, as well as reduced travel expenditures due to timing of customer visits.

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

Research and Development Expenses

We incurred research and development expenses of approximately $27,000 for the year ended December 31, 2016, representing a 41% decrease as compared with approximately $46,000 for the year ended December 31, 2015. This decrease as compared to the 2015 year was primarily due to timing of research work related to regulatory submissions.

We expect that our research and development expenses will increase in future periods as we pursue new applications and clients for our technology.

Net Interest Expense

We had net interest expense of approximately $223,000 for the year ended December 31, 2016, representing a 374% increase, as compared to approximately $47,000 of net interest expense for the year ended December 31, 2015. This increase was mainly due to the fact that during February 2016 we entered into a loan agreement.

Gain on Settlement of Debt

We recognized a gain of $150,599 representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due officers and a number of other current liabilities. This gain has been included as ‘‘Gain on settlement of debt’’ under ‘‘Other income (expense)’’ within income from continuing operations in the accompanying consolidated statement of operations for the year ended December 31, 2016.

Net Loss

For the reasons discussed above, we had a net loss of approximately $1,487,000 for the year ended December 31, 2016, compared with a net loss of approximately $697,000 for the year ended December 31, 2015.

We did not generated sufficient revenue to fund our operations for the year ended December 31, 2016. We expect our net losses to occur from time to time until such time as our commercialization efforts for our technology produce an increase in revenues sufficient to meet the cost of our operations on an ongoing basis.

Income Tax Expense (Benefit)

We have realized net operating losses in Switzerland, South Africa and the United States. In addition to net operating losses in prior periods, our net operating losses may result in a potential future income tax benefit, to the extent that any unexpired net operating loss carry-forwards can offset future operating profits.

Impact of Inflation

We believe that inflation has not had a material effect on our operations for the period from August 24, 2005 (when our operations began) to December 31, 2016.

Capital Expenditures

We did not invest in property and equipment during the year ended December 31, 2016.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been through sales of our Common Stock to our investors. During the year ended December 31, 2016, however, we were unable to obtain significant additional equity funding. During the year we entered into a loan agreement and additionally, as noted below, we have also issued Common Stock in settlement of certain liabilities during the year.

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

The following table summarizes our financial position at December 31, 2016, compared with our financial position at December 31, 2016:

	As of:		Variance
	December 31, 2016	December 31, 2015	$	%

Cash	$-	5,000	5,000	100%

Other Current Assets	40,000	235,000	(195,000)	-83%

Total Assets	102,000	320,000	(218,000)	-68%

Current Liabilities	1,827,000	1,747,000	80,000	-53%

As noted above under “Insufficient Funding” and as also noted below under this heading, our current cash resources are extremely limited.

As of December 31, 2016, we had cash of approximately $0 and other current assets of approximately $40,000, consisting of prepaid expenses, and total assets of approximately $102,000. As of December 31, 2016, we had no accounts receivable due to the timing of sales contacts. As of December 31, 2016, we had current liabilities of approximately $1,827,000, consisting of accounts payable, accounts payable to related parties, accrued liabilities and short term loans. Of this amount, approximately $42,000 represented liabilities that were due to officers and directors, a decrease in liabilities to officers and stockholders of approximately $233,000 as compared to such amount as of December 31, 2015. This was attributable to the fact that we issued 3,908,706 shares of our Common Stock in settlement of a portion of the liability (approximately $611,900) to our officers and directors.

Our shareholders’ deficit was approximately $1,724,000 as of December 31, 2016, compared with deficit of approximately $1,427,000 as of December 31, 2015.

Cash Flow Analysis

For the year ended December 31, 2016 our cash used in operating activities was approximately $435,000, which amount corresponded mainly to net losses from our operations offset by a decrease in customer deposits, liabilities and amounts due to officers and stockholders, a portion of which was settled with the issuance of shares of our Common Stock. We expect to continue to have periods of negative cash flows from operating activities until such time as we fully commercialize our technology.

We do not expect to pay cash dividends in the foreseeable future.

We have a defined stock option plan and contractual commitments with all of our officers and directors. See “Market for Registrants Common Equity, Related Equity Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information” below in this Annual Report on Form 10-K.

We plan to increase the number of employees and consultants to meet the anticipated demand if we are able to achieve wider acceptance of our technology.

Off Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on this assessment, management concluded that as of December 31, 2016, the Company’s internal control over financial reporting is effective.

As a smaller reporting company, the Company is not required to include in this annual report a report on Form 10-K the effectiveness of internal control over financial reporting by the Company’s independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

During management’s assessment of the effectiveness of the Company’s internal control over financial reporting, management did not identify any change that occurred during the year ended December 31, 2016 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the Company’s directors and executive officers as of December 31, 2016. At this time, our board of directors has no nominating or compensation committees and our audit committee has no members.

Name	Age	Position with the Company	Officer/Director Since
Guy Kebble	50	Chief Executive Officer	December 12, 2012
		President	December 12, 2012
		Director	January 6, 2013
Stephen Robinson	53	Chief Financial Officer	December 12, 2012
		Chief Accounting Officer	December 12, 2012
		Treasurer	December 12, 2012
		Secretary	December 12, 2012
		Director	December 12, 2012

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

Agreements and Understandings

Our executive officers have entered into employment or consulting contracts with. The terms and conditions of those agreements are described under “Item 11. Executive Compensation—Employment and Consulting Agreements.” Except as disclosed under “Item 11. Executive Compensation—Employment and Consulting Agreements,” there are no arrangements or understandings between any of our directors and officers, and any other person, pursuant to which he serves as our officer or director.

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

Procedures for Security Holders to Nominate Candidates to the Board of Directors

During 2016, there were no changes made to the procedures by which shareholders may nominate candidates to our board of directors. The full board of directors will consider all director candidates nominated by shareholders during such times as the Company is actively considering appointment of new directors.  Candidates recommended by shareholders will be evaluated based on the same criteria described above.  Shareholders desiring to suggest a candidate for consideration should send a letter to the Company’s Corporate Secretary and include:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Executive officers, directors and certain persons who own more than 10% of our outstanding Common Stock are required by Section 16(a) of the Exchange Act to file with the Commission an initial report of ownership of our Common Stock on Form 3 and reports of change s in ownership on Form 4 or Form 5, and such persons are required to furnish us with copies of all such forms that they file.  We believe that all such Section 16(a) reports were filed on a timely basis in 2016. .

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

Name and Principal				Option
Position	Year	Salary	Bonus	Awards	Total
Guy R. Kebble,	2016	$215,414	$-	$-	$215,414
Director, President and Chief Executive Officer (1)	2015	$225,648	$-	$-	$225,648

Stephen M. Robinson,	2016	$328,912	$-	-	$328,192
Director and Chief Financial Officer (2)	2015	$343,134	$-	$-	$343,134

(1)	Has served as chief executive officer of the companies controlled by SPI and as Chairman of SPMSA since January 1, 2010.
(2)	Has served as chief financial officer of the companies controlled by SPI and as the sole director of SPI, SPO and SPP and as a director of SPMSA and SPHSA since January 1, 2008.

Employment and Consulting Agreements

Guy Kebble and SPMSA entered into an updated Service Agreement dated July 1, 2012, under which SPMSA appointed Mr. Kebble as a permanent employee in the position of chief executive officer. The appointment is of indefinite duration, but may be terminated either by the employer or by Mr. Kebble on not less than three months’ prior written notice to the other and may also be summarily terminated by the employer if the executive commits a material breach of his contractual obligations under the agreement or in any circumstances justifying such termination at law. At the end of 2016 the consulting arrangement was modified such that Mr. Kebble’s services are being rendered solely to SPO. This modification became effective as of July 1, 2015. As chief executive officer, Mr. Kebble reports to the board of directors. His compensation under the agreement is ZAR 960,000 per annum (approximately $63,000) and is to be reviewed annually by the board of directors with a view to granting inflation-related or other increases. Mr. Kebble is also to be reimbursed for expenses incurred on behalf of SPMSA. The agreement provides for 20 days of vacation per year.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised option held by each of the named executive officers as of December 31, 2016:

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

The Plan terminates on December 9, 2022.

Director Compensation

We have not yet determined any policy for the payment of compensation to our directors in their capacities as directors. Our directors received no compensation in their capacity as such during 2015 or 2016. We may make grants of options from time to time under the 2012 Stock Plan to our directors in addition to those grants made in November 2013.

Our directors have been, and will continue to be, reimbursed for the reasonable out-of-pocket costs incurred by them in connection with travel to and from board meetings.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Exchange Act) of our outstanding Common Stock as of December 31, 2016 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 402(m) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group.  Shares of our common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of the date of the Share Exchange are deemed to be beneficially owned and outstanding for purposes of computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person.  An asterisk (*) denotes less than 1%.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent Beneficially Owned (1)

Estate of Roger Kebble P.O. Box 166 Rondebosch, Cape Town, South Africa, 7700 Norman J. Osburn and Colin Kenneth Hickling, as Executors	8,494,386		12.00%

Guy Kebble P.O. Box 71 Milnerton Cape Town South Africa, 7435	5,326,699	(2)	7.51%

Stephen Robinson Dammstrasse 19, CH-6301, Zug, Switzerland	8,465,645	(3)	11.93%
All Officers and Directors as a Group	13,792,344		19.44%

(1)	Based on the sum of (a) 70,841,796 shares issued and outstanding as of December 31, 2016, and (b) as to each listed beneficial owner, any additional rights to acquire shares of our Common Stock that are exercisable within the 60 days after December 31, 2016.

(2)	Includes options to purchase 100,000 shares of our Common Stock granted to Mr. Kebble under our 2012 Stock Plan, which are currently exercisable.

(3)	Includes options to purchase 100,000 shares of our Common Stock granted to Mr. Robinson under our 2012 Stock Plan, which are currently exercisable.

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

RSSM CPA LLP (“RSSM”), formerly known as Rosen Seymour Shapss Martin & Company LLP, served as our independent registered public accounting firm for the fiscal years ended December 31, 2012, 2013 and 2014. RSSM served as the independent certified public accounting firm for SPI for 2011 and 2012. Total principal accounting fees for professional services rendered by RBSM for the twelve months ended December 31, 2016 and December 31, 2015 and by RSSM for the twelve months ended December 31, 2015 and December 31, 2014, are summarized as follows:

RBSM	Fiscal 2016	Fiscal 2015

Audit	$65,000	$—
Tax	15,000	—
Total	$80,000	$—

RSSM	Fiscal 2015	Fiscal 2014

Audit	$126,400	$117,500
Tax	—	—
Total	$126,400	$117,500

Audit Fees .   RBSM’s audit fees billed during 2016 were for professional services rendered in connection with the audit of SurePure’s 2015 consolidated financial statements, reviews of registration statements that we filed in 2016 and RBSM’s reviews of our quarterly financial statements during 2015. RSSM’s 2014 audit fees billed during 2015 were for professional services rendered in connection with the audit of SurePure’s 2014 consolidated financial statements included in our annual report on Form 10-K for 2014, reviews of registration statements that we filed in 2015 and RSSM’s reviews of our quarterly financial statements during 2015.

Tax Fees ..  Other than $15,000 in fees paid to RBSM in 2016, there were no tax fees for professional services related to tax compliance, tax advice and tax planning within the United States that were paid to either RBSM or RSSM in either 2015 or 2016.

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

The board of directors determined that the provision of services by RBSM described above is compatible with maintaining RBSM’s independence at our independent registered public accounting firm.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

Financial Statement Schedules

Required information is included in the footnotes to the Consolidated Financial Statements.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of SurePure, Inc., as amended. (1)

3.2	Bylaws of SurePure, Inc. (2)

10.2	Amended and Restated Share Exchange Agreement, dated December 12, 2012, by and among SurePure, Inc. (formerly SOEFL Inc.), XOptics (PTY) Limited and the holders of all shares in SurePure Investment Holdings AG (3)

10.3	Acquisition Agreement, dated August 16, 2012, between SurePure Investment Holding AG and SurePure Holdings South Africa (Pty) Ltd. (3)

10.4	Amendment to Acquisition Agreement, dated November 26, 2012 (3)

10.5	2012 Nonqualified Stock Option Plan. (3)

10.6	Subscription Agreement, dated July 23, 2012, between SurePure Investment Holding AG and Trinity Investment Management (Pte) Limited. (3)

10.7	Termination Letter, dated November 22, 2012, from SurePure Investment Holding AG to Trinity Investment Management (Pte) Limited. (3)

10.8	Employment Agreement dated July 1, 2012, between SurePure Marketing South Africa Ltd. and Guy Kebble. (3)

10.9	Consulting Agreement, dated July 1, 2012, between SurePure Operations AG and Guy Kebble. (3)

10.10	Employment Agreement, dated July 1, 2012, between SurePure Operations AG and Stephen Robinson. (3)

10.11	Employment Agreement dated July 1, 2012, between SurePure Marketing South Africa Ltd. and Stephen Miller. (3)

10.12	Consulting Agreement, dated July 1, 2012, between SurePure Operations AG and Stephen Miller. (3)

10.13	Agreement of Lease dated February 8, 2012, between Anglo African Development (Pty) Ltd. and SurePure Marketing South Africa (Pty) Ltd., effective March 1, 2012 until February 28, 2014, for the premises located at One Lagoon Beach, Unit 204, Lagoon Beach Milnerton, South Africa. (3)

10.14	Memorandum of Agreement of Lease, dated April 25, 2012, between HY Jack Property Holdings CC and SurePure Marketing South Africa Ltd., effective May 1, 2008, for the premises located at 4 Acteon Street, Unit 2, Paarden Eiland, South Africa. (3)

10.15	Agreement of Extension of Lease, dated April 19, 2012, between HY Jack Property Holdings CC and SurePure Marketing South Africa Ltd, effective January 5, 2012 until November 11, 2012, for the premises located at 4 Acteon Street, Unit 2, Paarden Eiland, South Africa. (3)

10.17	Form of Indemnification Agreement. (3)

10.18	Subscription Agreement, dated November 26, 2012, between SurePure Investment Holding AG and RD Active Capital Limited. (4)

10.19	Share Purchase Agreement, dated May 24, 2013, between SurePure, Inc. and Trinity Asset Management (Proprietary) Ltd. (5)

10.20	Waiver under the Share Purchase Agreement, dated May 24, 2013, between SurePure, Inc. and Trinity Asset Management (Proprietary) Ltd. (6)

10.21	Share Purchase Agreement, dated as of July 25, 2013, between SurePure, Inc. and MinAurum Limited. (7)

10.22	Registration Rights Agreement, dated as of July 25, 2013, between SurePure, Inc. and MinAurum Limited. (7)

10.23	Share Purchase Agreement, dated as of July 25, 2013, between SurePure, Inc. and Regency Capital Corporation. (7)

10.24	Registration Rights Agreement, dated as of July 25, 2013, between SurePure, Inc. and Regency Capital Corporation. (7)

10.25	Share Purchase Agreement, dated as of September 19. 2013, between SurePure, Inc. and Trinity Asset Management International Limited (8)

10.26	Registration Rights Agreement, dated as of September 19. 2013, between SurePure, Inc. and Trinity Asset Management International Limited. (8)

10.27	Share Purchase Agreement, dated as of October 25, 2013, between SurePure, Inc. and Regency Capital Corporation. (9)

10.28	Amendment, dated as of November 7, 2013, to the Share Purchase Agreement, dated as of September 19. 2013, between SurePure, Inc. and Trinity Asset Management International Limited. (10)

10.29	Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (11)

10.30	Amendment, dated February 13, 2014, to the Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (13)

10.31	Second Amendment, dated March 19, 2014, to the Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (14)

10.32	Agreement for the Subscription of Shares, dated as of May 20, 2014, between SurePure, Inc. and Trinity Asset Management (Proprietary) Limited (15)

10.33	Lease Agreement, dated May 20, 2014, between Southern African Landmark Properties CC and SurePure Marketing South Africa (Pty) Ltd. (15)

10.34	Third Amendment, dated June 26, 2014, to the Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (16)

10.35	Securities Purchase Agreement, dated June 23, 2014, between the Company and Peak One (17)

10.36	Debenture, issued June 23, 2014 by the Company to Peak One (17)

10.37	Registration Rights Agreement, dated June 23, 2014, between the Company and Peak One (17)

10.38	Guaranty Agreement, dated June 23, 2014, among SurePure Investment Holdings, AG, SurePure Operations, AG, SurePure Participations, AG, SurePure Holdings South Africa (Pty) Limited, SurePure Marketing South Africa (Pty) Limited and Peak One (17)

10.39	Amendment, dated July 24, 2014, to the Agreement for the Subscription of Shares, dated as of May 20, 2014, between SurePure, Inc. and Trinity Asset Management (Proprietary) Limited (18)

10.40	Loan Agreement, dated as of July 6, 2015, between SurePure Marketing South Africa Pty. Ltd. and Guy R. Kebble (18)

10.41	Agreement, dated August 7, 2015, by and among SurePure, Inc., SurePure Operations AG and SurePure Marketing South Africa Pty. Ltd., and Guy Kebble (19)

10.42	Agreement, dated August 7, 2015, by and among SurePure, Inc., SurePure Operations AG and Stephen Robinson (19)

10.43	Agreement, dated August 7, 2015, by and among SurePure, Inc., SurePure Operations AG and Christophe Jovenieaux (19)

10.44	Share Purchase Agreement, dated August 10, 2015, between SurePure, Inc. and M Cubed Holdings Limited (20)

10.45	Agreement, dated November 16, 2015, by and among SurePure, Inc., SurePure Operations AG and Stephen Robinson (21)

10.46	Agreement, dated November 16, 2015, between SurePure, Inc. and ProActive Capital Resources Group, LLC (21)

10.47	Agreement, dated November 16, 2015, between SurePure, Inc. and Steven Miller (21)

10.48	Securities Purchase Agreement, dated February 11, 2016, between the Company and SBI Investments LLC, 2014-1 (22)

10.49	Promissory Note, dated February 11, 2016, by the Company to SBI Investments LLC, 2014-1 (22)

10.50	Irrevocable Transfer Agent Instructions, dated February 11, 2016, from the Company to VStock Transfer LLC (22)

10.51	Amendment No. 1 to Promissory Note, dated August 1, 2016, between the Company and SBI Investments LLC, 2014-1 (23).

10.52	Agreement, dated August 22, 2015, by and among SurePure, Inc., SurePure Operations AG and SurePure Marketing South Africa Pty. Ltd., and Guy Kebble (24)

10.53	Agreement, dated August 22, 2015, by and among SurePure, Inc., SurePure Operations AG and Stephen Robinson (24)

10.54	Agreement, dated August 22, 2015, by and among SurePure, Inc., SurePure Operations AG and Christophe Joveniaux (24)

10.55	Agreement, dated August 22, 2015, by and among SurePure, Inc. and ProActive Capital Resources Group LLC (24)

10.56	Amendment No. 2 to Promissory Note, dated November 17, 2016, between the Company and SBI Investments LLC, 2014-1 (25).

10.57	Amendment No. 2 Fee Letter, dated November 17, 2016, between the Company and SBI Investments LLC, 2014-1(25)

10.58	Agreement, dated December 30, 2016, by and among SurePure, Inc., SurePure Operations AG and SurePure Marketing South Africa Pty. Ltd., and Guy Kebble (26)

10.59	Agreement, dated December 30, 2016, by and among SurePure, Inc., SurePure Operations AG and Stephen Robinson (26)

10.60	Agreement, dated December 30, 2016, by and among SurePure, Inc., SurePure Operations AG and Christophe Joveniaux (26)

16.2	Letter from Seale & Beers, CPAs, dated December 21, 2012, to the Securities and Exchange Commission (12)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from SurePure, Inc. Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Audited Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) Audited Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, (iii) Audited Consolidated Statements of Other Comprehensive Income (Loss) for the years ended December 31, 2016 and 2015, (iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2016 and 2015, and (v) Audited Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015 and (v) Notes to Consolidated Financial Statements.

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

(18) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 8, 2015.

(19) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2015.

(20) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2015.

(21) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2015.

(22) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2016.

(23) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 3, 2016.

(24) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 25, 2016.

(25) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 21, 2016.

(26) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2017.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy R. Kebble	Chief Executive Officer; Director	May 15, 2017
Guy R. Kebble	(Principal Executive Officer)

/s/ Stephen M. Robinson	Chief Financial Officer; Director	May 15, 2017
Stephen M. Robinson	(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of, or are incorporated by reference into, this annual report on Form 10-K:

Exhibit No.	Description
3.1	Articles of Incorporation of SurePure, Inc., as amended. (1)

3.2	Bylaws of SurePure, Inc. (2)

10.2	Amended and Restated Share Exchange Agreement, dated December 12, 2012, by and among SurePure, Inc. (formerly SOEFL Inc.), XOptics (PTY) Limited and the holders of all shares in SurePure Investment Holdings AG (3)

10.3	Acquisition Agreement, dated August 16, 2012, between SurePure Investment Holding AG and SurePure Holdings South Africa (Pty) Ltd. (3)

10.4	Amendment to Acquisition Agreement, dated November 26, 2012 (3)

10.5	2012 Nonqualified Stock Option Plan. (3)

10.6	Subscription Agreement, dated July 23, 2012, between SurePure Investment Holding AG and Trinity Investment Management (Pte) Limited. (3)

10.7	Termination Letter, dated November 22, 2012, from SurePure Investment Holding AG to Trinity Investment Management (Pte) Limited. (3)

10.8	Employment Agreement dated July 1, 2012, between SurePure Marketing South Africa Ltd. and Guy Kebble. (3)

10.9	Consulting Agreement, dated July 1, 2012, between SurePure Operations AG and Guy Kebble. (3)

10.10	Employment Agreement, dated July 1, 2012, between SurePure Operations AG and Stephen Robinson. (3)

10.11	Employment Agreement dated July 1, 2012, between SurePure Marketing South Africa Ltd. and Stephen Miller. (3)

10.12	Consulting Agreement, dated July 1, 2012, between SurePure Operations AG and Stephen Miller. (3)

10.13	Agreement of Lease dated February 8, 2012, between Anglo African Development (Pty) Ltd. and SurePure Marketing South Africa (Pty) Ltd., effective March 1, 2012 until February 28, 2014, for the premises located at One Lagoon Beach, Unit 204, Lagoon Beach Milnerton, South Africa. (3)

10.14	Memorandum of Agreement of Lease, dated April 25, 2012, between HY Jack Property Holdings CC and SurePure Marketing South Africa Ltd., effective May 1, 2008, for the premises located at 4 Acteon Street, Unit 2, Paarden Eiland, South Africa. (3)

10.15	Agreement of Extension of Lease, dated April 19, 2012, between HY Jack Property Holdings CC and SurePure Marketing South Africa Ltd, effective January 5, 2012 until November 11, 2012, for the premises located at 4 Acteon Street, Unit 2, Paarden Eiland, South Africa. (3)

10.17	Form of Indemnification Agreement. (3)

10.18	Subscription Agreement, dated November 26, 2012, between SurePure Investment Holding AG and RD Active Capital Limited. (4)

10.19	Share Purchase Agreement, dated May 24, 2013, between SurePure, Inc. and Trinity Asset Management (Proprietary) Ltd. (5)

10.20	Waiver under the Share Purchase Agreement, dated May 24, 2013, between SurePure, Inc. and Trinity Asset Management (Proprietary) Ltd. (6)

10.21	Share Purchase Agreement, dated as of July 25, 2013, between SurePure, Inc. and MinAurum Limited. (7)

10.22	Registration Rights Agreement, dated as of July 25, 2013, between SurePure, Inc. and MinAurum Limited. (7)

10.23	Share Purchase Agreement, dated as of July 25, 2013, between SurePure, Inc. and Regency Capital Corporation. (7)

10.24	Registration Rights Agreement, dated as of July 25, 2013, between SurePure, Inc. and Regency Capital Corporation. (7)

10.25	Share Purchase Agreement, dated as of September 19. 2013, between SurePure, Inc. and Trinity Asset Management International Limited (8)

10.26	Registration Rights Agreement, dated as of September 19. 2013, between SurePure, Inc. and Trinity Asset Management International Limited. (8)

10.27	Share Purchase Agreement, dated as of October 25, 2013, between SurePure, Inc. and Regency Capital Corporation. (9)

10.28	Amendment, dated as of November 7, 2013, to the Share Purchase Agreement, dated as of September 19. 2013, between SurePure, Inc. and Trinity Asset Management International Limited. (10)

10.29	Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (11)

10.30	Amendment, dated February 13, 2014, to the Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (13)

10.31	Second Amendment, dated March 19, 2014, to the Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (14)

10.32	Agreement for the Subscription of Shares, dated as of May 20, 2014, between SurePure, Inc. and Trinity Asset Management (Proprietary) Limited (15)

10.33	Lease Agreement, dated May 20, 2014, between Southern African Landmark Properties CC and SurePure Marketing South Africa (Pty) Ltd. (15)

10.34	Third Amendment, dated June 26, 2014, to the Share Purchase Agreement, dated as of November 22, 2013, between SurePure, Inc. and Regency Capital Corporation (16)

10.35	Securities Purchase Agreement, dated June 23, 2014, between the Company and Peak One (17)

10.36	Debenture, issued June 23, 2014 by the Company to Peak One (17)

10.37	Registration Rights Agreement, dated June 23, 2014, between the Company and Peak One (17)

10.38	Guaranty Agreement, dated June 23, 2014, among SurePure Investment Holdings, AG, SurePure Operations, AG, SurePure Participations, AG, SurePure Holdings South Africa (Pty) Limited, SurePure Marketing South Africa (Pty) Limited and Peak One (17)

10.39	Amendment, dated July 24, 2014, to the Agreement for the Subscription of Shares, dated as of May 20, 2014, between SurePure, Inc. and Trinity Asset Management (Proprietary) Limited (18)

10.40	Loan Agreement, dated as of July 6, 2015, between SurePure Marketing South Africa Pty. Ltd. and Guy R. Kebble (18)

10.41	Agreement, dated August 7, 2015, by and among SurePure, Inc., SurePure Operations AG and SurePure Marketing South Africa Pty. Ltd., and Guy Kebble (19)

10.42	Agreement, dated August 7, 2015, by and among SurePure, Inc., SurePure Operations AG and Stephen Robinson (19)

10.43	Agreement, dated August 7, 2015, by and among SurePure, Inc., SurePure Operations AG and Christophe Jovenieaux (19)

10.44	Share Purchase Agreement, dated August 10, 2015, between SurePure, Inc. and M Cubed Holdings Limited (20)

10.45	Agreement, dated November 16, 2015, by and among SurePure, Inc., SurePure Operations AG and Stephen Robinson (21)

10.46	Agreement, dated November 16, 2015, between SurePure, Inc. and ProActive Capital Resources Group, LLC (21)

10.47	Agreement, dated November 16, 2015, between SurePure, Inc. and Steven Miller (21)

10.48	Securities Purchase Agreement, dated February 11, 2016, between the Company and SBI Investments LLC, 2014-1 (22)

10.49	Promissory Note, dated February 11, 2016, by the Company to SBI Investments LLC, 2014-1 (22)

10.50	Irrevocable Transfer Agent Instructions, dated February 11, 2016, from the Company to VStock Transfer LLC (22)

10.51	Amendment No. 1 to Promissory Note, dated August 1, 2016, between the Company and SBI Investments LLC, 2014-1 (23).

10.52	Agreement, dated August 22, 2015, by and among SurePure, Inc., SurePure Operations AG and SurePure Marketing South Africa Pty. Ltd., and Guy Kebble (24)

10.53	Agreement, dated August 22, 2015, by and among SurePure, Inc., SurePure Operations AG and Stephen Robinson (24)

10.54	Agreement, dated August 22, 2015, by and among SurePure, Inc., SurePure Operations AG and Christophe Joveniaux (24)

10.55	Agreement, dated August 22, 2015, by and among SurePure, Inc. and ProActive Capital Resources Group LLC (24)

10.56	Amendment No. 2 to Promissory Note, dated November 17, 2016, between the Company and SBI Investments LLC, 2014-1 (25).

10.57	Amendment No. 2 Fee Letter, dated November 17, 2016, between the Company and SBI Investments LLC, 2014-1(25)

10.58	Agreement, dated December 30, 2016, by and among SurePure, Inc., SurePure Operations AG and SurePure Marketing South Africa Pty. Ltd., and Guy Kebble (26)

10.59	Agreement, dated December 30, 2016, by and among SurePure, Inc., SurePure Operations AG and Stephen Robinson (26)

10.60	Agreement, dated December 30, 2016, by and among SurePure, Inc., SurePure Operations AG and Christophe Joveniaux (26)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from SurePure, Inc. Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, (iii) Consolidated Statements of Other Comprehensive Income (Loss) for the years ended December 31, 2016 and 2015, (iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2016 and 2015, and (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and (v) Notes to Consolidated Financial Statements.

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

(19) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2015.

(20) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2015.

(21) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2015.

(22) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2016.

(23) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 3, 2016.

(24) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 25, 2016.

(25) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 21, 2016.

(26) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2017.

* Filed herewith

** Furnished herewith

SUREPURE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

SUREPURE, INC. AND SUBSIDIARIES

805 Third Avenue
New York, NY 10022
212.838-5100
212.838.2676/ Fax
www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SurePure, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of SurePure, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, other comprehensive loss, changes in stockholders’ deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SurePure, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the two years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 12 to the consolidated financial statements, the Company has incurred recurring operating losses and has a working capital deficiency. Also, as more fully described in Note xx, the Company is in arrears with various governmental authorities in Switzerland. This could result in seizure of the Company’s assets and effectively force a shutdown of its operations which could force liquidation of the entire Company. These conditions among others raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 12. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

New York, NY

May 15, 2017

New York, NY Washington DC Mumbai, India San Francisco, CA Las Vegas, NV Kansas City, KS Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

SUREPURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

	December 31, 2016	December 31, 2015

Assets

Current assets:
Cash	$439	$5,476
Prepaid expenses and other current assets	39,728	235,262
Total current assets	40,167	240,738

Intangible assets, net	62,284	78,954

Total assets	$102,451	$319,692

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and other current liabilities	$1,345,748	$1,124,104
Customer deposits	7,098	388,497
Due to officers	42,475	233,486
Income taxes payable	466	479
Loan payable	431,000	-

Total current liabilities	1,826,787	1,746,566

Total liabilities	1,826,787	1,746,566

Stockholders' deficit:
Common stock, $.001 par value, 200,000,000 shares authorized, 70,841,796 shares issued and outstanding at December 31, 2016 (58,533,992 shares issued and outstanding at December 31, 2015)	70,842	58,534
Preferred stock, $.01 par values, 31,155,282 shares authorized, 12,000,000 shares issued and outstanding at December 31, 2016 (14,800,000 shares issued and outstanding at December 31, 2015)	120,000	148,000
Additional paid-in capital	33,549,578	32,324,095
Other comprehensive income	1,044,429	1,064,911
Accumulated deficit	(36,509,185)	(35,022,414)
Total stockholders' deficit	(1,724,336)	(1,426,874)

Total liabilities and stockholders' deficit	$102,451	$319,692

See Notes to Consolidated Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2016 AND 2015

	Years Ended
	December 31,
	2016	2015

Revenue	$1,236,876	$2,454,174

Cost of revenue	921,497	1,274,947

Gross profit	315,379	1,179,227

Expenses:
General and administrative expenses (includes equity-based compensation of $0 and $43,454 respectively)	1,681,664	1,822,312
Promotion and marketing	4,151	16,509
Research and development	27,258	45,701
Amortization	16,670	16,668
Total expenses	1,729,743	1,901,190

Loss from operations	(1,414,364)	(721,963)

Other income (expense):
Interest expense (net)	(223,006)	(46,975)
Gain on settlement of debt with issuance of stock	150,599	71,851
Total other expense	(72,407)	24,876

Loss before provision for taxes	(1,486,771)	(697,087)

Provision for income taxes	-	-

Net loss	$(1,486,771)	$(697,087)

Loss per share – basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding -basic and diluted	60,493,653	51,316,348

See Notes to Consolidated Financial Statements.

F-4

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2016 AND 2015

	Years ended
	December 31,
	2016	2015

Net loss	$(1,486,771)	$(697,087)

Other comprehensive income, net of tax

Unrealized gain (loss) on foreign currency translation	(20,482)	65,455
Comprehensive loss net of tax	$(1,507,253)	$(631,632)

See Notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2016

						Accumulated
	Common			Additional		Other	Total
	Shares	Common	Preferred	Paid-in	Accumulated	Comprehensive	Stockholders'
	Issued	Stock	Stock	Capital	Deficit	Income	Deficit

December 31, 2014	47,345,816	$47,346	$148,000	$30,570,760	$(34,325,327)	$999,456	$(2,559,765)

Issuance of common stock to settle liabilities	11,188,176	11,188		1,709,881			1,721,069

Equity-based compensation				43,454			43,454

Net (loss) for the year					(697,087)		(697,087)

Unrealized loss on foreign currency translation adjustment	-	-	-	-	-	65,455	65,455

December 31, 2015	58,533,992	58,534	148,000	32,324,095	(35,022,414)	1,064,911	(1,426,874)

Issuance of common stock for cash	500,000	500		99,500			100,000
Issuance of common stock for cash	423,077	423		49,577			50,000

Issuance of common stock to settle liabilities	2,716,008	2,716		437,957			440,673
Issuance of common stock to settle liabilities	4,809,895	4,810		476,660			481,470
Issuance of common stock to settle liabilities	1,058,824	1,059		136,589			137,648

Conversion of preferred stock to common stock	2,800,000	2,800	(28,000)	25,200

Net (loss) for the year					(1,486,771)		(1,486,771)

Unrealized loss on foreign currency translation adjustment	-	-	-	-	-	(20,482)	(20,482)

December 31, 2016	70,841,796	$70,842	$120,000	$33,549,578	$(36,509,185)	$1,044,429	$(1,724,336)

See Notes to Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2016 AND 2015

	Years Ended
	December 31,
	2016	2015

Cash from operating activities:
Net loss	$(1,486,771)	$(697,087)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	16,670	16,668
Non-cash interest expense and loan costs	221,000	46,332
Non-cash gain on settlement of debt with issuance of stock	(150,599)	(71,851)
Equity-based compensation	-	43,454
Changes in assets and liabilities:
Accounts receivable	-	16,800
Prepaid expenses and other current assets	195,534	171,018
Accounts payable and other current liabilities	730,108	53,401
Customer deposits payable	(381,399)	(24,206)
Due to officers	420,915	408,269

Total cash used in operating activities	(434,542)	(37,202)

Cash from financing activities:
Proceeds from issuance of equity	150,000	-
Proceeds from issuance of note	300,000	-

Total cash provided by financing activities	450,000	-

Effect of exchange rate changes on cash	(20,495)	42,152

Net increase / (decrease) in cash	(5,037)	4,950

Cash, beginning of period	5,476	526

Cash, end of period	$439	$5,476

Supplemental disclosures:
Interest paid	$2,006	$643

Issuance of common stock in settlement of liabilities	$508,464	$114,570

Issuance of common stock in settlement of loans	$-	$251,400

Issuance of common stock in settlement of amounts due to officers	$611,926	$1,398,000

See Notes to Consolidated Financial Statements.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016 and 2015

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

Basis of Presentation

Our accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Our consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for periods presented. All such adjustments are of a normal recurring nature. Amounts in our audited consolidated financial statements are, except as otherwise noted, expressed in U.S. Dollars.

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

Years ended December 31, 2016 and 2015

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

Years ended December 31, 2016 and 2015

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

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016 and 2015

The Group evaluates the carrying value of its intangible assets for impairment at least annually or when events or changes in circumstances are identified by management that indicate that such carrying values may not be fully recoverable. The evaluation involves estimating the future undiscounted cash flows expected to be derived from the assets to assess whether or not a potential impairment exists. As a result of its evaluations, management determined that it was not necessary to recognize a loss on impairment of its intangible assets for either of the years ended December 31, 2016 and 2015.

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

For the year ended December 31, 2016, 1 customer accounted for 96% of revenue and for the year ended December 31, 2015, 2 customers accounted for 93% of revenue.

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

Years ended December 31, 2016 and 2015

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

Applicable functional currencies are:

SPI, SPO, and SPP	Swiss Francs – CHF
SPLAM	Brazilian Real – BRL
SPHSA and SPMSA	South African Rand – ZAR

Exchange rates used for conversion of foreign items to USD at the end of each period and the average for each period were:

	December 31,	December 31,
	2016	2015
CHF:
Reporting date	0.9809	1.0073
Average for period	1.0151	1.0398

BRL:
Reporting date	0.3069	0.2523
Average for period	0.2882	0.3046

ZAR:
Reporting date	0.0726	0.0643
Average for period	0.0681	0.0788

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

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016 and 2015

2. Property and Equipment

Property and equipment consists of the following:

	December 31,	December 31,
	2016	2015

Machinery and equipment	$5,010	$5,010
Furniture and fixtures	12,753	12,753
Motor vehicles	14,400	14,400
Office and computer equipment	12,647	12,647
	44,810	44,810
Less: Accumulated depreciation	44,810	44,810

Property and equipment, net	$-	$-

Property and equipment is fully depreciated, and there was no depreciation expense for the years ended December 31, 2016 and 2015.

3. Intangible Assets

Intangible assets consist of the following:

	December 31,	December 31,
	2016	2015

Patents	$208,943	$208,943
Less: Accumulated amortization	146,659	129,989

Intangible assets, net	$62,284	$78,954

Amortization expense was $16,670 and $16,678 for the years ended December 31, 2016 and 2015 respectively.

4. Due to Officers

Due to officers consists of unpaid salaries, reimbursible expenses and advances from executives totaling $42,475 and $233,486 at December 31, 2016 and 2015, respectively. The Company’s chief financial officer was due $42,475 of unreimbursed expenses as of December 31, 2016.

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

Years ended December 31, 2016 and 2015

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

On December 30, 2016, the Company entered into separate agreements with two of its executive officers, under which each agreed to discharge the Company from a portion of amounts owed to them in respect of salaries and consulting fees due from its subsidiary, SPO, in each case in exchange for the issuance of shares of Common Stock. The chief executive officer discharged the Company from approximately $129,200 owed to him by SPO in respect of fees accrued and unpaid as of December 30, 2016 in exchange for 1,076,698 shares of Common Stock. The chief financial officer discharged the Company from approximately $125,500 owed to him by SPO in respect of fees for services accrued and unpaid as of December 31, 2016 in exchange for 1,046,000 shares of Common Stock.

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

Years ended December 31, 2016 and 2015

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

On November 17, 2016 the Company and SBI agreed to extend the maturity date of the SBI Note from October 11, 2016 to January 11, 2017. As part of the agreement on November 17, 2016 to extend the maturity of the SBI Note until January 11, 2017, SBI and the Company agreed that (i) the number of shares of the Company’s Common Stock into which SBI could convert the SBI Note following the occurrence of an event of default under the SBI Note, including the failure to repay the SBI Note on or before January 11, 2017, would be based on a conversion price that is 52.5% of the market price of the Company’s shares, rather than 55%; and (ii) the principal amount to be paid to SBI to discharge the SBI Note in full is $390,000 if the Company repays the SBI Note prior to or on January 11, 2017. In connection with Amendment No. 2, the Company entered into a fee letter agreement with SBI under which the Company agreed to pay SBI a structuring fee on November 17, 2016 in the amount of $90,000 with 1,058,824 shares of its Common Stock and a loan monitoring fee of $45,000 which is due on the maturity of the SBI Note.

On March 29, 2017, the Company was advised by SBI that SBI will begin conversion of the SBI Note, with an initial conversion of $25,000. This initial conversion resulted in the issuance of 691,467 shares of Common Stock to SBI. In addition SBI has required that the Company increase the number of shares of Common Stock that are reserved for issuance upon conversion of the SBI Note by 25,000,000 shares to 30,000,000 shares based on the decline in the share price. The conversion results from the Company’s failure to pay the SBI Note on January 11, 2017.

On May 4, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), dated as of April 27, 2017, with LG Capital Funding, LLC, a New York limited liability company (“LGCF”). Under the Securities Purchase Agreement, LGCF agreed to purchase from the Company its 4% Convertible Redeemable Note (the “LGCF Note”) in the principal amount of $42,900. The LGCF Note is convertible into shares of Common Stock, at the option of its holder, at a conversion price equal to 55% of the average of the three lowest trading prices of Common Stock for the last 15 trading days prior to conversion. The LGCF Note also bears interest at 4% per annum, contains a 10% original issue discount such that the purchase price paid by LGCF is $39,000 and matures on April 27, 2018. As a condition to the obligation of LGCF to purchase the LGCF Note, the Company also amended and restated $35,000 principal amount of the SBI Note into a new promissory note in the principal amount of $35,000 payable to LGCF (the “Amended and Restated Note”). The Amended and Restated Note is convertible into shares of Common Stock at a conversion price equal to 55% of the average of the three lowest trading prices of Common Stock for the last 15 trading days prior to conversion, bears interest at 4% per annum interest and matures on April 27, 2018.

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

Years ended December 31, 2016 and 2015

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

During the year ended December 31, 2016, the preferred stockholder converted 2,800,000 shares of the Company’s preferred stock into 2,800,000 shares of Common Stock.

At December 31, 2016 and December 31, 2015, there were 12,000,000 and 14,800,000 issued and outstanding shares of Nonvoting Convertible Preferred Stock respectively.

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

Years ended December 31, 2016 and 2015

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

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016 and 2015

On December 30, 2016, the Company entered into separate agreements with two of our executive officers and  five consultants, under which Share Issuance Agreements each counterparty agreed to discharge amounts owed to them in respect of fees due, in the case the two executives, from our subsidiary SPO, in the case of four of the consultants, consulting fees due from SPO, and in the case of the other consultant, consulting fees due from us, in each case in exchange for the issuance of shares of our Common Stock. In each case, shares of our Common Stock were valued at $0.12 per share for purposes of determining the number of shares to be issued under the three agreements. We issued an aggregate of 4,809,895 shares of our Common Stock in these transactions to obtain the discharge of $577,188 of liabilities from our consolidated balance sheet. Specifically, Guy Kebble, a member of our board of directors and our chief Executive Officer, discharged us from $129,204 owed to him by SPO in respect of fees accrued and unpaid as of December 31, 2016 in exchange for 1,076,698 shares of our Common Stock; Stephen Robinson, a member of our board of directors and our Chief Financial Officer and a director, discharged us from $125,520 owed in respect of fees for services accrued and unpaid as of December 30, 2016 in exchange for 1,046,000 shares; Christophe Joveniaux, a consultant to SPO, discharged us from $157,527 owed in respect of fees accrued and unpaid as of December 30, 2016, in exchange for 1,311,891 shares; and ProActive Capital Resources Group LLC, our investor relations agent, discharged us from $16,000 of fees owed by us under an agreement, dated August 26, 2013, in exchange for 133,333 shares. The remaining three consultants discharged us from an aggregate of $149,037 owed in respect of fees accrued and unpaid as of December 30, 2016, in exchange for an aggregate of 1,241,973 shares of our Common Stock.

There were 70,841,796 shares of Common Stock issued and outstanding at December 31, 2016 and 58,533,992 shares of Common Stock issued and outstanding at December 31, 2015.

7. Shareholders’ Deficit

The consolidated shareholders’ deficit of the Company consists of common stock, additional paid-in capital, deficit and accumulated other comprehensive income.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016 and 2015

8. Income Taxes

The Company and its subsidiaries file income tax returns in Switzerland, South Africa, the United States and Brazil. The components of income (loss) from operations before income taxes, by jurisdiction, are as follows:

	Years Ended December 31,
	2016	2015
Switzerland	$(1,059,499)	$60,496
South Africa	$83,877	(377,230)
United States	$(511,149)	(380,353)
Brazil	-	-
Total Net income (loss)	$(1,486,771)	$(697,087)

The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Current tax provision:
Switzerland	$-	$-
South Africa	-	-
United States	-	-
Brazil	-	-
Total current tax provision	$-	$-

Deferred tax provision:
Switzerland	$290,264	$558,856
South Africa	23,601	(102,278)
United States	(178,902)	(133,123)
Brazil	-	235,375
Change in valuation allowance	(134,963)	(558,830)
Total deferred provision	-	-

Total	$-	$-

The Company has determined that the future tax benefits from net operating losses are not likely to be realized in future periods and a 100% valuation allowance has been provided for all periods.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016 and 2015

The income tax effect of each type of temporary difference giving rise to the net deferred tax asset as follows:

	December 31,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$5,959,069	$6,094,032
Less: valuation allowance	(5,959,069)	(6,094,032)

Total	$-	$-

The following reconciles the effective income tax rates with the statutory rates for years ended December 31, 2016 and 2015:

			United
	Switzerland	South Africa	States	Brazil	Total

Statutory rate of tax	8.5%/18%	28.0%	35.0%	25.0%

Year ended December 31, 2016:
Net (loss) from operations before taxes	$(1,059,499)	$83,877	$(511,149)	$-	$(1,486,771)

As calculated at the statutory rate	(190,292)	23,486	(178,902)	-	(345,708)

Permanent differences	480,556	115	-	-	480,671
Change in valuation reserves	(290,264)	(23,601)	178,902	-	(134,963)

Provision for income taxes	$-	$-	$-	$-	$-

Year ended December 31, 2015:
Net income (loss) from operations before taxes	$60,496	$(377,230)	$(380,353)	$-	$(697,087)

As calculated at the statutory rate	12,889	(105,624)	(133,124)	-	(225,859)

Permanent differences	545,967	3,346	-	235,375	784,689
Change in valuation reserves	(558,856)	102,278	133,124	(235,375)	(558,830)

Provision for income taxes	$-	$-	$-	$-	$-

Permanent differences are principally related to loss on disposal of property and equipment, interest and penalties and unallowable expenses.

The Company and Group members remain subject to tax examinations for the two years ended December 31, 2016 in Switzerland and South Africa, for the eight years ended December 31, 2016 in the U.S and for the six years ended December 31, 2016 in Brazil.

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

During June 2016, the IRS levied penalties of $120,000 relating to filings of United States income tax returns for the year ended December 31, 2014 and December 31, 2015 beyond the required deadlines. These penalties have been provided for in current liabilities as at December 31, 2016. The Company has proposed settlements of these penalties to the IRS, but as of December 31, 2016 had not received a response from the IRS.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016 and 2015

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

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016 and 2015

There was no reduction for estimated forfeitures. Under this model and the foregoing assumptions, the options granted in 2013 were valued at $151,053. Of this amount, $87,452, $15,900 and $47,701 is attributable to executives, employees and consultants, respectively. Equity-based compensation for the years ended December 31, 2016 and 2015 was $0 and $43,454, respectively. These amounts are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

10. Commitments, Contingencies and Tax Obligation

Lease Commitments

On June 1, 2014, the Company leased new office and workshop facilities for a one-year term with an automatic extension for another year unless cancelled with due notice. A new lease for these premises was entered into on May 30, 2016 for an additional one-year term, commencing June 1, 2016, with an option for extension for another year with due notice. The monthly rent for the workshop lease is approximately $850. In addition to the payments required under the workshop lease, payments are made for space rentals on an as-needed basis. The total rent expense was approximately $14,000 and $27,000 for the years ended December 31, 2016 and 2015, respectively. Rent expense is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

The future rent commitments under the above lease for the year ending December 31, 2017 is approximately $4,300.

Payroll Tax Obligations

During 2013, SPMSA received notification from the South African Revenue Service (“SARS”) regarding unpaid payroll taxes of approximately $185,000.  SPMSA requested additional time to arrange a payment plan that is suitable to both parties and commenced making monthly payments to SARS. Due to insufficient funds the SPMSA has been unable to continue making additional payments in this regard and has requested additional time to arrange a payment plan that is suitable to both parties. As at December 31 2016 and December 31, 2015, the unpaid balance of this liability was approximately $105,000 and $93,000, respectively and is included in accounts payable and other current liabilities in the accompanying Consolidated Balance Sheets. Effective October 31, 2014, SARS placed a collection order on the bank account of SPMSA for the outstanding amounts due .

Additionally, the Company has payroll tax and social security obligations in Switzerland relating to the employment of the chief financial officer by SPOAG. As at December 31, 2016 and December 31, 2015, the unpaid balance of this liability was approximately $246,000 and $169,000, respectively and is included in accounts payable and other current liabilities in the accompanying Consolidated Balance Sheets.

During the fourth quarter of 2016, the Company reported that it had received a notice from the Debt Enforcement Authority Zug (the “Authority”) on behalf of the Canton of Zug, Switzerland, relating to a possible seizure of the assets of its SPOAG subsidiary, which include all of the Company’s international patents other than its South African patent. The basis for the notice of seizure was SPOAG’s failure to pay payroll taxes and social security obligations owing to the Canton of Zug included in the obligations referred to above. Within the next two weeks, the Company was advised by its Swiss counsel that the Authority had agreed to a revised payment schedule for the payment of the overdue payroll taxes, with payments by SPOAG to be made before December 31, 2016. The Company did not make any of the scheduled payments and, as a result, the Authority has rejected the plan. Until the Company can make a payment that is satisfactory to the Authority, SPOAG remains at risk of having all of its assets seized by the Authority.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016 and 2015

Employment and Consulting Agreements

The Company has entered into agreements to secure the services of two executives.  These agreements provide for annual compensation and require a minimum termination notice period by the employer of three months. Both executives are stockholders of the Company. The total compensation to these executives was approximately $505,000 and $551,000 for the years ended December 31, 2016 and 2015 respectively. The minimum amount due under these agreements is approximately $135,000 over the year ending December 31, 2017.

The Company has entered into agreements with third party consultants and institutions for consulting, research and professional services.  These agreements can be terminated by either party with between one and three months written notice or immediately if for cause.  The amounts due vary according to the nature of the service arrangement and the length of notice required for termination. The minimum amount due under these agreements is approximately $73,000 over the year ending December 31, 2017.

Other Commitments

The Company is obligated to make payments of approximately $6,500 subsequent to December 31, 2016 in connection with purchase orders open as of December 31, 2016 for the purchase of machines to be delivered in 2017. Payments to vendors relating to these purchases are scheduled to be made prior to June 30, 2017 from the proceeds of the sales to which they relate.

11. Subsequent Events

The Company has evaluated its subsequent events since December 31, 2016. The Company has determined that other than as noted under Note 5 there were no material subsequent events requiring adjustment to or disclosure in these audited consolidated financial statements.

12. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of the Company as a going concern.

The Company has incurred recurring operating losses and has a working capital deficiency. Also, as more fully described in Note 10 to the consolidated financial statements, the Company is in arrears with various governmental authorities in Switzerland. This could result in seizure of the Company’s assets and effectively force a shutdown of its operations which could force liquidation of the entire Company. These conditions among others raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has generated recurring losses and expects to incur additional losses as it expands its photopurification technology and develops marketing, sales and financial plans. As reflected in the accompanying audited consolidated financial statements, the Company’s total consolidated liabilities exceed total consolidated assets at December 31, 2016 and December 31, 2015 by $1,724,336 and $1,426,874, respectively.

SurePure, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016 and 2015

To date, the Company’s cash flow has been funded with cash investments by its shareholders, certain third parties and to a considerably lesser extent, revenue. These inflows have been insufficient to enable the company to cover its costs and, as disclosed in Notes 4 and 6,resulting from the inability to settle liabilities with cash, the Company issued Common Stock to settle a number of liabilities during the year ended December 31, 2016. Additionally, as disclosed in Note 8, with respect to payroll tax obligations due in both Switzerland and South Africa and tax penalties due the IRS, the Company has been unable to meet its obligations for payment of its taxes and the filing of tax returns.

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

Management is currently pursuing plans to address the cash flow requirements of the Company for the year ending December 31, 2017 and beyond. The Company is engaged in discussions with current and other potential investors, and the Company is also considering additional offerings of Common Stock. The Company was not, however, able to secure significant additional equity financing during the year to December, 2016 from existing shareholders or otherwise, despite its efforts to do so. In addition, although the Company has projected that increase in the commercialization of its technology may provide additional cash flow for operations, it has not generated any significant new equipment sales orders in the past year.

The audited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

