Form 10-Q
period 2017-03-31
SurePure, Inc.
filed 2017-05-24
CIK 1452176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54172

SUREPURE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-3550286
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

405 Lexington Avenue, 26th Floor, New York, NY	10174
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock, as of May 19, 2017 was 75,533,263.

SUREPURE, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)

Assets

Current assets:
Cash	$1,667	$439
Accounts receivable	722	-
Prepaid expenses and other current assets	44,252	39,728
Total current assets	46,641	40,167

Intangible assets, net	58,117	62,284

Total assets	$104,758	$102,451

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and other current liabilities	$1,460,686	$1,345,748
Customer deposits	43,997	7,098
Due to officers	262,936	42,475
Income taxes payable	475	466
Loan payable	-	431,000
Convertible note, in default	305,000	-
Derivative liability	275,952	-

Total current liabilities	2,349,046	1,826,787

Total liabilities	2,349,046	1,826,787

Stockholders' deficit:
Common stock, $.001 par value, 200,000,000 shares authorized, 75,533,263 shares issued and outstanding at March 31, 2017 (70,841,796 shares issued and outstanding at December 31, 2016)	75,533	70,842
Preferred stock, $.01 par values, 31,155,282 shares authorized, 8,000,000 shares issued and outstanding at March 31, 2017 (12,000,000 shares issued and outstanding at December 31, 2016)	80,000	120,000
Additional paid-in capital	33,629,831	33,549,578
Other comprehensive income	1,017,020	1,044,429
Accumulated deficit	(37,046,672)	(36,509,185)
Total stockholders' deficit	(2,244,288)	(1,724,336)

Total liabilities and stockholders' deficit	$104,758	$102,451

See Notes to Unaudited Consolidated Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Expenses:
General and administrative expenses	334,710	410,051
Promotion and marketing	-	2,192
Research and development	2,617	13,322
Amortization	4,167	4,167
Total expenses	341,494	429,732

Loss from operations	(341,494)	(429,732)

Other income (expense):
Interest expense (net)	(195,993)	(16,843)
Total other expense	(195,993)	(16,843)

Loss before provision for taxes	(537,487)	(446,575)

Provision for income taxes	-	-

Net loss	$(537,487)	$(446,575)

Loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	72,212,718	58,533,992

See Notes to Unaudited Consolidated Financial Statements.

4

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)	(Unaudited)

Net loss	$(537,487)	$(446,575)

Other comprehensive income, net of tax

Unrealized loss on foreign currency translation	(27,409)	(27,566)
Comprehensive income (loss) net of tax	$(564,896)	$(474,141)

See Notes to Unaudited Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2017

						Accumulated
	Common			Additional		Other	Total
	Shares	Common	Preferred	Paid-in	Accumulated	Comprehensive	Stockholders'
	Issued	Stock	Stock	Capital	Deficit	Income	Deficit
December 31, 2016 (Audited)	70,841,796	$70,842	$120,000	$33,549,578	$(36,509,185)	$1,044,429	$(1,724,336)

Issuance of common stock on conversion of note	691,467	691		44,253			44,944

Conversion of preferred stock to common stock	4,000,000	4,000	(40,000)	36,000			-

Net loss for the period					(537,487)		(537,487)

Unrealized loss on foreign currency translation adjustment	-	-	-	-	-	(27,409)	(27,409)

March 31, 2017 (Unaudited)	75,533,263	$75,533	$80,000	$33,629,831	$(37,046,672)	$1,017,020	$(2,244,288)

See Notes to Unaudited Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Cash from operating activities:
Net loss	$(537,487)	$(446,575)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,167	4,167
Non-cash interest expense and loan costs	194,897	16,333
Changes in assets and liabilities:
Accounts receivable	(722)	-
Prepaid expenses and other current assets	(4,524)	(55,737)
Accounts payable and other current liabilities	114,938	146,561
Customer deposits payable	36,899	18,377
Due to officers	220,461	98,031

Total cash provided by (used in) operating activities	28,629	(218,843)

Cash from financing activities:
Proceeds from issuance of note	-	300,000

Total cash provided by financing activities	-	300,000

Effect of exchange rate changes on cash	(27,401)	(27,552)

Net increase in cash	1,228	53,605

Cash, beginning of period	439	5,476

Cash, end of period	$1,667	$59,081

Supplemental disclosures:
Interest paid	$1,096	$510

Issuance of common stock on conversion of note	$25,000	$-

See Notes to Unaudited Consolidated Financial Statements.

SurePure, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months ended March 31, 2017 and 2016

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

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements. Our consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Amounts in our unaudited consolidated financial statements are, except as otherwise noted, expressed in U.S. Dollars.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2017.

SurePure, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months ended March 31, 2017 and 2016

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

Three Months ended March 31, 2017 and 2016

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

SurePure, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months ended March 31, 2017 and 2016

The Group evaluates the carrying value of its intangible assets for impairment at least annually or when events or changes in circumstances are identified by management that indicate that such carrying values may not be fully recoverable. The evaluation involves estimating the future undiscounted cash flows expected to be derived from the assets to assess whether or not a potential impairment exists. As a result of its evaluations, management determined that it was not necessary to recognize a loss on impairment of its intangible assets for the three months ended March 31, 2017 and 2016.

Convertible Notes and Derivative Liabilities

Convertible notes payable consist of the face amount due. The holder of the note has the right to convert the unpaid balance into shares of Common Stock of the Company at a discount. Upon exercise of the conversion option by the holder, the loan amount is reduced and increases to common stock and additional paid-in capital are recorded.

Certain costs including legal and other costs, and derivative liabilities were recognized in connection with the note. These costs have been charged to expense as the conversion option rests solely with the holder of the notes.

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

Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable. As of March 31, 2017, one customer represented 100% of account receivable.

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

Three Months ended March 31, 2017 and 2016

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

Applicable functional currencies are:

SPI, SPO, and SPP	Swiss Francs – CHF
SPLAM	Brazilian Real – BRL
SPHSA and SPMSA	South African Rand – ZAR

Exchange rates used for conversion of foreign items to USD at the end of each period and the average for each period were:

	March 31,	December 31,
	2017	2016
CHF:
Reporting date	0.9991	0.9809
Average for period	0.9957	1.0151

BRL:
Reporting date	0.3175	0.3069
Average for period	0.3179	0.2882

ZAR:
Reporting date	0.0745	0.0726
Average for period	0.0756	0.0681

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

SurePure, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months ended March 31, 2017 and 2016

2. Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2017	2016

Machinery and equipment	$5,010	$5,010
Furniture and fixtures	12,753	12,753
Motor vehicles	14,400	14,400
Office and computer equipment	12,647	12,647
	44,810	44,810
Less: Accumulated depreciation	44,810	44,810

Property and equipment, net	$-	$-

Property and equipment is fully depreciated, and there was no depreciation expense for the three months ended March 31, 2017 and 2016.

3. Intangible Assets

Intangible assets consist of the following:

	March 31,	December 31,
	2017	2016

Patents	$208,943	$208,943
Less: Accumulated amortization	150,826	146,659

Intangible assets, net	$58,117	$62,284

Amortization expense was $4,167 and $4,167 for the three months ended March 31, 2017 and 2016 respectively.

4. Due to Officers

Due to officers consists of unpaid salaries, reimbursible expenses and advances from executives totaling $267,936 and $42,475 at March 31, 2017 and December 31, 2016, respectively.

5. Other Loans Payable, Convertible Note in Default, Derivative Liability

Other Loans Payable

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

Three Months ended March 31, 2017 and 2016

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

As at March 31, 2017 the SBI Note at its remaining face value is reflected in these consolidated financial statements as Convertible Note in default, and the Derivative Liability related thereto is reflected as a Derivative Liability in these consolidated financial statements.

Convertible Note in Default

On March 29, 2017, the Company was advised by SBI that SBI will begin conversion of the SBI Note, with an initial conversion of $25,000. This initial conversion results in the issuance of 691,467 shares of Common Stock to SBI. In addition SBI has required that the Company increase the number of shares of Common Stock that are reserved for issuance upon conversion of the SBI Note by 25,000,000 shares to 30,000,000 shares based on the decline in the share price. The conversion results from the Company’s failure to pay the SBI Note on January 11, 2017.

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

Derivative Liability

The SBI Note has variable priced conversion rights with no fixed floor price and will reprice dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was valued by comparing the market price to the conversion price on the measurement date. The value of this derivative financial liability was assessed at March 31, 2017. The value of the derivative liability will be re-assessed at the end of each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred. The interest charge of debt discount for the three months ended March 31, 2017 was $194,897.

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

Three Months ended March 31, 2017 and 2016

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

During the three months ended March 31, 2016, the preferred stockholder converted 4,000,000 shares of the Company’s preferred stock into 4,000,000 shares of Common Stock.

At March 31, 2017 and December 31, 2016, there were 8,000,000 and 12,000,000 issued and outstanding shares of Nonvoting Convertible Preferred Stock respectively.

See Note 5 to the consolidated financial statements for information regarding the SBI Note and the conversion of $25,000 of the SBI Note on March 29, 2017.

There were 75,533,263 shares of Common Stock issued and outstanding at March 31, 2017 and 70,841,796 shares of Common Stock issued and outstanding at December 31, 2016.

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

8. Income Taxes

The Company and its subsidiaries file income tax returns in Switzerland, South Africa, the United States and Brazil. The components of income (loss) from operations before income taxes, by jurisdiction, are as follows:

	Three Months Ended March 31,
	2017	2016
Switzerland	$(270,466)	$(272,093)
South Africa	(2,326)	(51,397)
United States	(264,695)	(123,085)
Brazil	-	-
Total Net Loss	$(537,487)	$(446,575)

The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Current tax provision:
Switzerland	$-	$-
South Africa	-	-
United States	-	-
Brazil	-	-
Total current tax provision	$-	$-

Deferred tax provision:
Switzerland	$(48,508)	$(48,711)
South Africa	(620)	(14,364)
United States	(92,643)	(43,080)
Brazil	-	-
Change in valuation allowance	141,771	106,155
Total deferred provision	-	-

Total	$-	$-

SurePure, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months ended March 31, 2017 and 2016

The Company has determined that the future tax benefits from net operating losses are not likely to be realized in future periods and a 100% valuation allowance has been provided for all periods.

The income tax effect of each type of temporary difference giving rise to the net deferred tax asset as follows:

	March 31,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$6,100,840	$5,959,069
Less: valuation allowance	(6,100,840)	(5,959,069)

Total	$-	$-

The following reconciles the effective income tax rates with the statutory rates for the three months ended March 31, 2017 and 2016:

			United
	Switzerland	South Africa	States	Brazil	Total

Statutory rate of tax	8.5%/18%	28.0%	35.0%	25.0%

Three months ended March 31, 2017:
Net (loss) from operations before taxes	$(270,466)	$(2,326)	$(264,695)	$-	$(537,487)

As calculated at the statutory rate	(48,508)	(620)	(92,643)	-	(141,771)

Permanent differences	-	-	-	-	-
Change in valuation reserves	48,508	620	92,643	-	141,771

Provision for income taxes	$-	$-	$-	$-	$-

Three months ended March 31, 2016:
Net (loss) from operations before taxes	$(272,093)	$(51,397)	$(123,085)	$-	$(446,575)

As calculated at the statutory rate	(48,711)	(14,391)	(43,080)	-	(106,182)

Permanent differences	-	27	-	-	27
Change in valuation reserves	48,711	14,364	43,080	-	106,155

Provision for income taxes	$-	$-	$-	$-	$-

Permanent differences are principally related to loss on disposal of property and equipment, interest and penalties and unallowable expenses.

The Company and Group members remain subject to tax examinations for the two years ended December 31, 2016 in Switzerland and South Africa, for the eight years ended December 31, 2016 in the U.S and for the six years ended December 31, 2016 in Brazil.

During June 2016, the IRS levied penalties of $120,000 relating to filings of United States income tax returns for the year ended December 31, 2014 and December 31, 2015 beyond the required deadlines. These penalties have been provided for in current liabilities as at March 31, 2017. The Company has proposed settlements of these penalties to the IRS, but as of March 31, 2017 had not received a response from the IRS.

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

Three Months ended March 31, 2017 and 2016

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

10. Commitments, Contingencies and Tax Obligation

Lease Commitments

On June 1, 2014, the Company leased new office and workshop facilities for a one-year term with an automatic extension for another year unless cancelled with due notice. A new lease for these premises was entered into on May 30, 2016 for an additional one-year term, commencing June 1, 2016, with an option for extension for another year with due notice. It is not expected that the Company will extend the lease for the additional term. The monthly rent for the workshop lease is approximately $850. In addition to the payments required under the workshop lease, payments are made for space rentals on an as-needed basis. The total rent expense was approximately $3,800 and $3,300 for the three months ended March 31, 2017 and 2016, respectively. Rent expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

SurePure, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months ended March 31, 2017 and 2016

The future rent commitments under the above lease for the year ending December 31, 2017 is approximately $1,800.

Payroll Tax Obligations

During 2013, SPMSA received notification from the South African Revenue Service (“SARS”) regarding unpaid payroll taxes of approximately $185,000.  SPMSA requested additional time to arrange a payment plan that is suitable to both parties and commenced making monthly payments to SARS. Due to insufficient funds the SPMSA has been unable to continue making additional payments in this regard and has requested additional time to arrange a payment plan that is suitable to both parties. As at March 31, 2017 and December 31, 2016, the unpaid balance of this liability was approximately $107,500 and $105,000, respectively and is included in accounts payable and other current liabilities in the accompanying Consolidated Balance Sheets. Effective October 31, 2014, SARS placed a collection order on the bank account of SPMSA for the outstanding amounts due.

Additionally, the Company has payroll tax and social security obligations in Switzerland relating to the employment of the chief financial officer by SPOAG. As at March 31, 2017 and December 31, 2016, the unpaid balance of this liability was approximately $256,000 and $246,000, respectively and is included in accounts payable and other current liabilities in the accompanying Consolidated Balance Sheets. The Company entered into a payment plan with the Swiss authorities, but has been unable to keep up-to-date with these payments.

During the fourth quarter of 2016, the Company reported that it had received a notice from the Debt Enforcement Authority Zug (the “Authority”) on behalf of the Canton of Zug, Switzerland, relating to a possible seizure of the assets of its SPOAG subsidiary, which include all of the Company’s international patents other than its South African patent. The basis for the notice of seizure was SPOAG’s failure to pay payroll taxes and social security obligations owing to the Canton of Zug included in the obligations referred to above. Within the next two weeks, that Company was advised by its Swiss counsel that the Authority had agreed to a revised payment schedule for the payment of the overdue payroll taxes, with payments by SPOAG to be made before December 31, 2016. The Company did not make any of the scheduled payments and, as a result, the Authority rejected the plan. Until the Company can make a payment that is satisfactory to the Authority, SPOAG remains at risk of having all of its assets seized by the Authority.

On May 22, 2017 the Company received an additional notice from the Authority advising that the Company should report to the Authority’s offices on June 1, 2017 with certain documentation and records to substantiate the Company’s ability to settle the amounts owing to the Canton of Zug, Switzerland. This notice includes notice of a possible seizure of the assets of its SPOAG subsidiary, which include all of the Company’s international patents other than its South African patent.

Employment and Consulting Agreements

The Company has entered into agreements to secure the services of two executives.  These agreements provide for annual compensation and require a minimum termination notice period by the employer of three months. Both executives are stockholders of the Company. The total compensation to these executives was approximately $136,300 and $139,420 for the three months ended March 31, 2017 and 2016 respectively. The minimum amount due under these agreements is approximately $136,300 over the year ending December 31, 2017.

The Company has entered into agreements with third party consultants and institutions for consulting, research and professional services.  These agreements can be terminated by either party with between one and three months written notice or immediately if for cause.  The amounts due vary according to the nature of the service arrangement and the length of notice required for termination. The minimum amount due under these agreements is approximately $73,600 over the year ending December 31, 2017.

SurePure, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months ended March 31, 2017 and 2016

Other Commitments

The Company is obligated to make payments of approximately $6,500 subsequent to March 31, 2016 in connection with purchase orders open as of March 31, 2016 for the purchase of machines to be delivered in 2017. Payments to vendors relating to these purchases are scheduled to be made prior to June 30, 2017 from the proceeds of the sales to which they relate.

11. Subsequent Events

The Company has evaluated its subsequent events since March 31, 2017. The Company has determined that, other than as noted under Notes 5 and 10 to these consolidated financial statements, there were no material subsequent events requiring adjustment to or disclosure in these consolidated financial statements.

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

The Company has generated recurring losses and expects to incur additional losses as it expands its photopurification technology and develops marketing, sales and financial plans. As reflected in the accompanying audited consolidated financial statements, the Company’s total consolidated liabilities exceed total consolidated assets at March 31, 2017 and December 31, 2016 by $2,244,288 and $1,724,336, respectively.

To date, the Company’s cash flow has been funded with cash investments by its shareholders, certain third parties and to a considerably lesser extent, revenue. These inflows have been insufficient to enable the company to cover its costs and, as disclosed in Notes 4 and 6,resulting from the inability to settle liabilities with cash, the Company issued Common Stock to settle a portion of its liabilities during the three months ended March 31, 2017. Additionally, as disclosed in Note 8, with respect to payroll tax obligations due in both Switzerland and South Africa and tax penalties due the IRS, the Company has been unable to meet its obligations for payment of its taxes and the filing of tax returns.

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

SurePure, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months ended March 31, 2017 and 2016

Management is currently pursuing plans to address the cash flow requirements of the Company for the year ending December 31, 2017 and beyond. The Company is engaged in discussions with current and other potential investors, and the Company is also considering additional offerings of Common Stock. The Company was not, however, able to secure significant additional equity financing during the quarter ended March 31, 2017 from existing shareholders or otherwise, despite its efforts to do so. In addition, although the Company has projected that increase in the commercialization of its technology may provide additional cash flow for operations, it has not generated any significant new equipment sales orders in the past year.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Insufficient Funding

For the period from our inception on August 24, 2005 to March 31, 2017, we had net losses of approximately $36,991,000. During the three months ended March 31, 2017, we continued to experience a significant shortfall in funding from investors. As a result, we require significant additional funding to maintain our operations and execute our business plan. If we are unable to obtain financing from our current shareholders or other sources, we will be unable to meet our business objectives and may scale back or even discontinue our operations until such time, if ever, that we are able to obtain financing. Notwithstanding our efforts to obtain financing, there is no assurance that any financing will be available on acceptable terms or at all. See “—Liquidity and Capital Resources.”

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

We have experienced negative cash flows from operations with respect to our business since our inception. As of March 31, 2017, we did not have adequate working capital resources to satisfy our current liabilities, and, as a result, we have substantial doubt about our ability to continue as a going concern. Based on our current projections, we are not assured that we will have the cash resources to enable us to continue to fund normal operations. In addition, during the year, we issued Common Stock in settlement of certain liabilities that we were unable to settle in cash.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2017 compared with our results of operations for the three months ended March 31, 2016:

	Three Months Ended:		Variance
	March 31, 2017	March 31, 2016	$	%

Revenues	$-	-	-	-%

General and Administrative Expenses	335,000	410,000	(75,000)	-18%

Research and Development	3,000	13,000	(10,000)	-77%

Interest Expense	196,000	17,000	179,000	1,053%

Net Loss	537,000	447,000	90,000	20%

Revenues

We had no revenue during the three months ended March 31, 2017, similar to the three months ended March 31, 2016. This lack of revenues is due to the lack of new customer orders.

Although we are negotiating certain agreements for the commercialization of our SurePure technology and although there are ongoing tests of our technology with potential customers, it is unlikely that more than two or three of those agreements as currently structured will generate significant amounts of revenue during the remainder of 2017. As a general matter, however, we expect that revenues will increase to the extent that our commercialization efforts are successful. These commercialization efforts seek to introduce our technology to a broader range of clients and geographic areas. Our business model is largely based on sales of equipment.

General and Administrative Expenses

We had general and administrative expenses of approximately $335,000 during the three months ended March 31, 2017, representing a 18% decrease as compared with approximately $410,000 during the three months ended March 31, 2016. The decrease as compared to 2016 was primarily due to lower travel and general expenditures due to timing of customer visits.

General and administrative expenses are largely attributable to employment costs, professional and consulting fees and business travel expenses.

Research and Development Expenses

We incurred research and development expenses of approximately $3,000 for the three months ended March 31, 2017, representing a 77% decrease as compared with approximately $13,000 for the three months ended March 31, 2016. This decrease as compared to the 2016 year was primarily due to timing of client validation studies.

Net Interest Expense

We had net interest expense of approximately $196,000 for the three months ended March 31, 2017, representing a 1,053% increase, as compared to approximately $17,000 of net interest expense for the three months ended March 31, 2016. This increase was mainly due to our issuance of a note in the principal amount of $330,000 during February 2016.

Net Loss

For the reasons discussed above, we had a net loss of approximately $537,000 for the three months ended March 31, 2017, compared with a net loss of approximately $447,000 for the three months ended March 31, 2016.

We did not generated sufficient revenue to fund our operations for the three months ended March 31, 2017. We expect our net losses to occur until such time as our commercialization efforts for our technology produce an increase in revenues sufficient to meet the cost of our operations on an ongoing basis.

Income Tax Expense (Benefit)

We have realized net operating losses in Switzerland, South Africa and the United States. In addition to net operating losses in prior periods, our net operating losses may result in a potential future income tax benefit, to the extent that any unexpired net operating loss carry-forwards can offset future operating profits.

Impact of Inflation

We believe that inflation has not had a material effect on our operations for the period from August 24, 2005 (when our operations began) to March 31, 2017.

Capital Expenditures

We did not invest in property and equipment during the three months ended March 31, 2017.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been through sales of our Common Stock to our investors. During the three months ended March 31, 2017, however, we were unable to obtain significant additional equity funding. On February 16, 2016 we issued a note in the principal amount of $330,000 and a portion of the February 2016 note was converted on March 29, 2017.

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

The following table summarizes our financial position at March 31, 2017, compared with our financial position at December 31, 2016:

	As of:		Variance
	March 31, 2017	December 31, 2016	$	%

Cash	$2,000	-	2,000	100%

Other Current Assets	45,000	40,000	5,000	13%

Total Assets	105,000	102,000	3,000	3%

Current Liabilities	2,349,000	1,827,000	522,000	29%

As noted above under “Insufficient Funding” and as also noted below under this heading, our current cash resources are extremely limited.

As of March 31, 2017, we had cash of approximately $2,000 and other current assets of approximately $45,000, consisting of prepaid expenses, and total assets of approximately $105,000. As of March 31, 2017, we had approximately $1,000 of accounts receivable. As of March 31, 2017, we had current liabilities of approximately $2,349,000, consisting of accounts payable, accounts payable to related parties, accrued liabilities and convertible note derivative liability. Of this amount, approximately $263,000 represented liabilities that were due to officers and directors, an increase in liabilities to officers and stockholders of approximately $221,000 as compared to such amount as of December 31, 2016. This was attributable to the fact that we did not pay our officers during this time.

Our shareholders’ deficit was approximately $2,188,000 as of March 31, 2017, compared with deficit of approximately $1,724,000 as of December 31, 2016.

Cash Flow Analysis

For the three months ended March 31, 2017 our cash provided by operating activities was approximately $29,000, which amount corresponded mainly to net losses from our operations reduced by non-cash interest and loss on debt settlements and offset by increases in liabilities and amounts due to officers and stockholders. We expect to continue to have periods of negative cash flows from operating activities until such time as we fully commercialize our technology.

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

As of March 31, 2017, we had no off-balance sheet arrangements.

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

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures, management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2017, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

On January 30, 2017 the accounting firm RSSM CPA LLP (“RSSM”) commenced a collection action against us in the Supreme Court of the State of New York , New York County, seeking to collect $94,783.49 in unpaid fees. We and RSSM had previously settled our fee dispute in November 2016, but we were not able to perform our payment obligations under the settlement agreement that had been entered into. We have accrued the full amount that may be due to RSSM in our current liabilities.  Since the commencement of the lawsuit, RSSM has entered bankruptcy and we understand that RSSM’s trustee has not determined whether it will pursue this claim against us.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As more fully disclosed in our Current Report filed on April 3, 2017, on March 29, 2017 we issued 691,467 shares of our Common Stock to SBI.

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

SurePure,, Inc.

Date: May 23, 2017	By:	/s/ Guy R Kebble
		Name:	Guy R Kebble
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2017	By:	/s/ Stephen M. Robinson
		Name:	Stephen M. Robinson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Labeled Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

_____________

*	Filed herewith.

