Form 10-Q
period 2017-06-30
SurePure, Inc.
filed 2017-09-28
CIK 1452176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, as of September 27, 2017 was 78,325,020.

SUREPURE, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

Assets

Current assets:
Cash	$403	$439
Accounts receivable	6,824	-
Prepaid expenses and other current assets	22,700	39,728
Total current assets	29,927	40,167

Property and equipment, net	-	-

Intangible assets, net	53,950	62,284

Total assets	$83,877	$102,451

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and other current liabilities	$1,539,442	$1,345,748
Customer deposits	-	7,098
Due to officers	458,722	42,475
Income taxes payable	495	466
Loan payable	-	431,000
Convertible Note Payable, in default	338,900	-
Derivative Liability	271,030	-

Total current liabilities	2,608,589	1,826,787

Total liabilities	2,608,589	1,826,787

Stockholders' deficit:
Common stock, $.001 par value, 200,000,000 shares authorized, 77,613,063 shares issued and outstanding (70,841,796 shares issued and outstanding at December 31, 2016)	77,613	70,842
Preferred stock, $.01 par values, 31,155,282 shares authorized, 8,000,000 shares issued and outstanding (12,000,000 shares issued and outstanding at December 31, 2016)	80,000	120,000
Additional paid-in capital	33,758,576	33,549,578
Other comprehensive income	956,456	1,044,429
Accumulated deficit	(37,397,357)	(36,509,185)
Total stockholders' deficit	(2,524,712)	(1,724,336)

Total liabilities and stockholders' deficit	$83,877	$102,451

See Notes to Unaudited Consolidated Financial Statements.

SUREPURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$68,055	$1,294,984	$68,055	$1,294,984

Cost of revenue	33,665	731,190	33,665	731,190

Gross profit	34,390	563,794	34,390	563,794

Expenses:
General and administrative expenses	355,265	544,139	689,975	954,190
Promotion and marketing	-	20	-	2,212
Research and development	-	44,995	2,617	58,317
Amortization	4,167	4,167	8,334	8,334

Total expenses	359,432	593,321	700,926	1,023,053

Loss from operations	(325,042)	(29,527)	(666,536)	(459,259)

Other income (expense):
Interest expense (net)	(25,643)	(30,726)	(221,636)	(47,569)
Total other expense	(25,643)	(30,726)	(221,636)	(47,569)

Loss before provision for taxes	(350,685)	(60,253)	(888,172)	(506,828)

Provision for income taxes	-	-	-	-

Net loss	$(350,685)	$(60,253)	$(888,172)	$(506,828)

Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	75,574,639	58,533,992	73,902,737	58,533,992

See Notes to Unaudited Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	Three Months Ended		Six Month Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(350,685)	$(60,253)	$(888,172)	$(506,828)

Other comprehensive income, net of tax
Unrealized loss on foreign currency translation	(60,564)	(4,002)	(87,973)	(31,568)
Comprehensive loss net of tax	$(411,249)	$(64,255)	$(976,145)	$(538,396)

See Notes to Unaudited Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2017

						Accumulated
	Common			Additional		Other	Total
	Shares	Common	Preferred	Paid-in	Accumulated	Comprehensive	Stockholders'
	Issued	Stock	Stock	Capital	Deficit	Income	Deficit
December 31, 2016 (Audited)	70,841,796	$70,842	$120,000	$33,549,578	$(36,509,185)	$1,044,429	$(1,724,336)

Issuance of common stock on conversion of note	1,521,267	1,521		74,248			75,769

Conversion of preferred stock to common stock	4,000,000	4,000	(40,000)	36,000			-

Issuance of common stock for cash	1,250,000	1,250		98,750			100,000

Net loss for the period					(888,172)		(888,172)

Unrealized loss on foreign currency translation adjustment	-	-	-	-	-	(87,973)	(87,973)

June 30, 2017 (Unaudited)	77,613,063	$77,613	$80,000	$33,758,576	$(37,397,357)	$956,456	$(2,524,712)

See Notes to Unaudited Consolidated Financial Statements.

SUREPURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	Six Months Ended
	June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash from operating activities:
Net loss	$(888,172)	$(506,828)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	8,334	8,334
Non-cash interest expense and loan costs	219,699	46,667
Changes in assets and liabilities:
Accounts receivable	(6,824)	(123,841)
Prepaid expenses and other current assets	17,028	200,985
Accounts payable and other current liabilities	193,694	311,502
Customer deposits payable	(7,098)	(388,497)
Due to officers	416,247	182,162

Total cash used in operating activities	(47,092)	(269,516)

Cash from financing activities:
Proceeds from issuance of equity	100,000	-
Proceeds from issuance of note	35,000	300,000

Total cash provided by financing activities	135,000	300,000

Effect of exchange rate changes on cash	(87,944)	(31,561)

Net decrease in cash	(36)	(1,077)

Cash, beginning of period	439	5,476

Cash, end of period	$403	$4,399

Supplemental disclosures:

Interest paid	$1,937	$902

Issuance of common stock on conversion of note	$34,000	$-

See Notes to Unaudited Consolidated Financial Statements.

SurePure, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2017 and 2016

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

SurePure, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2017 and 2016

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2017.

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

SurePure, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2017 and 2016

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

Three and six months ended June 30, 2017 and 2016

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

The Group evaluates the carrying value of its intangible assets for impairment at least annually or when events or changes in circumstances are identified by management that indicate that such carrying values may not be fully recoverable. The evaluation involves estimating the future undiscounted cash flows expected to be derived from the assets to assess whether or not a potential impairment exists. As a result of its evaluations, management determined that it was not necessary to recognize a loss on impairment of its intangible assets for either of the three or six months ended June 30, 2017 and 2016.

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

SurePure, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2017 and 2016

Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

For the three and six months end June 30, 2017, four customers represented 89% of revenue. As of June 30, 2017, 2 customer represented 89% of accounts receivable.

For the three and six months ended June 30, 2016, one customer represented 97% of revenue.

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

SurePure, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2017 and 2016

The functional currencies of the companies included in the Group are their respective local currencies. Accordingly, the Group is exposed to transaction gains and losses that result from changes in various foreign currency exchange rates.

Applicable functional currencies are:

SPI, SPO, and SPP	Swiss Francs – CHF
SPLAM	Brazilian Real – BRL
SPHSA and SPMSA	South African Rand – ZAR

Exchange rates used for conversion of foreign items to USD at the end of each period and the average for each period were:

	Three Months Ended		Six Months Ended
	June 30		June 30		December 31,
	2017	2016	2017	2016	2016
CHF:
Reporting date	1.0442	1.0220	1.0442	1.0220	0.9809
Average for period	1.0150	1.0301	1.0054	1.0185	1.0151

BRL:
Reporting date	0.3023	0.3092	0.3023	0.3092	0.3069
Average for period	0.3113	0.2850	0.3146	0.2710	0.2882

ZAR:
Reporting date	0.0766	0.0676	0.0766	0.0676	0.0726
Average for period	0.0757	0.0666	0.0756	0.0649	0.0681

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

Property and equipment is fully depreciated, and there was no depreciation expense for the three and six months ended June 30, 2017 and 2016.

SurePure, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2017 and 2016

3. Intangible Assets

Intangible assets consist of the following:

	June 30,	December 31,
	2017	2016

Patents	$208,943	$208,943
Less: Accumulated amortization	154,993	146,659

Intangible assets, net	$53,950	$62,284

Amortization expense was $4,167 and $4,167 and $8,334 and $8,334 for the three and six months ended June 30, 2017 and 2016 respectively.

4. Due to Officers

Due to officers consists of unpaid salaries, reimbursible expenses and advances from executives totaling $458,722 and $42,475 at June 30, 2017 and December 31, 2016, respectively.

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

On November 17, 2016 the Company and SBI agreed to extend the maturity date of the SBI Note from October 11, 2016 to January 11, 2017. As part of the agreement on November 17, 2016 to extend the maturity of the SBI Note until January 11, 2017, SBI and the Company agreed that (i) the number of shares of the Company’s Common Stock into which SBI could convert the SBI Note following the occurrence of an event of default under the SBI Note, including the failure to repay the SBI Note on or before January 11, 2017, would be based on a conversion price that is 52.5% of the market price of the Company’s shares, rather than 55%; and (ii) the principal amount to be paid to SBI to discharge the SBI Note in full is $390,000 if the Company repaid the SBI Note prior to or on January 11, 2017. In connection with Amendment No. 2, the Company entered into a fee letter agreement with SBI under which the Company agreed to pay SBI a structuring fee on November 17, 2016 in the amount of $90,000 with 1,058,824 shares of its Common Stock and a loan monitoring fee of $45,000 which is due on the maturity of the SBI Note.

SurePure, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2017 and 2016

As at June 30, 2017 the SBI Note at its remaining face value is reflected in these consolidated financial statements as Convertible Note in default, and the Derivative Liability related thereto is reflected as a Derivative Liability in these consolidated financial statements.

Convertible Note in Default

On March 29, 2017, the Company was advised by SBI that SBI will begin conversion of the SBI Note, with an initial conversion of $25,000. This initial conversion resulted in the issuance of 691,467 shares of Common Stock to SBI. In addition SBI has required that the Company increase the number of shares of Common Stock that are reserved for issuance upon conversion of the SBI Note by 25,000,000 shares to 30,000,000 shares based on the decline in the share price. The conversion resulted from the Company’s failure to pay the SBI Note on January 11, 2017.

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

On May 10, 2017, the Company was advised by the transfer agent that SBI conversion of March 29, 2017 could not be processed due to the late filings by the Company. On June 6, 2017 SBI submitted a replacement conversion notice for $20,000. This conversion resulted in the issuance of 748,923 shares of Common Stock to SBI.

SurePure, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2017 and 2016

On June 15, 2017, the Company was advised by LGCF that LGCF would convert an additional $7,000. This conversion resulted in the issuance of 339,484 shares of Common Stock to LGCF.

On June 27, 2017, the Company was advised by LGCF that LGCF would convert an additional $2,000. This conversion resulted in the issuance of 279,257 shares of Common Stock to LGCF.

On July 10, 2017, the Company was advised by LGCF that LGCF would convert an additional $2,500. This conversion resulted in the issuance of 349,566 shares of Common Stock to LGCF.

On August 1, 2017, the Company was advised by LGCF that LGCF would convert an additional $2,500. This conversion resulted in the issuance of 362,391 shares of Common Stock to LGCF.

Derivative Liability

The SBI and LGCF Notes have variable priced conversion rights with no fixed floor price and will reprice dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was valued by comparing the market price to the conversion price on the measurement date. The value of this derivative financial liability was assessed at June 30, 2017. The value of the derivative liability will be re-assessed at the end of each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred. The interest charge of debt discount for the three and six months ended June 30, 2017 was $24,802 and $219,699 respectively.

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

Three and six months ended June 30, 2017 and 2016

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

During the six months ended June 30, 2017, the preferred stockholder converted 4,000,000 shares of the Company’s preferred stock into 4,000,000 shares of Common Stock.

At June 30, 2017 and December 31, 2016, there were 8,000,000 and 12,000,000 issued and outstanding shares of Nonvoting Convertible Preferred Stock respectively.

On May 30, 2017 the Company issued 1,250,000 shares to an investor at a value of $0.08 per share.

See Note 5 to the consolidated financial statements for information regarding the Convertible Notes and the conversion of $25,000 of the SBI Note on March 29, 2017, the subsequent replacement conversion on June 6, 2017, the conversions of $5,000, $7,000 and $2,000 of the LGCF Note on May 26, 2017, June 15, 2017 and June 27, 2017 respectively.

There were 77,613,063 shares of Common Stock issued and outstanding at June 30, 2017 and 70,841,796 shares of Common Stock issued and outstanding at December 31, 2016.

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

8. Income Taxes

The Company and its subsidiaries file income tax returns in Switzerland, South Africa, the United States and Brazil. The components of income (loss) from operations before income taxes, by jurisdiction, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Switzerland	$(279,261)	$201,268	$(549,727)	$(70,825)
South Africa	(2,491)	(49,745)	(4,817)	(101,142)
United States	(68,933)	(211,776)	(333,628)	(334,861)
Brazil	-	-	-	-
Total Net Loss	$(350,685)	$(60,253)	$(888,172)	$(506,828)

The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current tax provision:
Switzerland	$-	$-	$-	$-
South Africa	-	-	-	-
United States	-	-	-	-
Brazil	-	-	-	-
Total current tax provision	$-	$-	$-	$-

Deferred tax provision:
Switzerland	$(50,263)	$36,151	$(98,771)	$(12,560)
South Africa	(666)	(13,901)	(1,286)	(28,265)
United States	(24,127)	(74,121)	(116,770)	(117,201)
Brazil	-	-	-	-
Change in valuation allowance	75,056	51,871	216,827	158,026
Total deferred provision	-	-	-	-

Total	$-	$-	$-	$-

SurePure, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2017 and 2016

The Company has determined that the future tax benefits from net operating losses are not likely to be realized in future periods and a 100% valuation allowance has been provided for all periods.

The income tax effect of each type of temporary difference giving rise to the net deferred tax asset as follows:

	June 30,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$6,175,869	$5,959,069
Less: valuation allowance	(6,175,869)	(5,959,069)

Total	$-	$-

The following reconciles the effective income tax rates with the statutory rates for the three and six months ended June 30, 2017 and 2016:

			United
	Switzerland	South Africa	States	Brazil	Total

Statutory rate of tax	8.5%/18%	28.0%	35.0%	25.0%

Three months ended June 30, 2017:
Net loss from operations before taxes	$(279,261)	$(2,491)	$(68,933)	$-	$(350,685)

As calculated at the statutory rate	(50,263)	(729)	(24,127)	-	(75,119)

Permanent differences	-	63	-	-	63
Change in valuation reserves	50,263	666	24,127	-	75,056

Provision for income taxes	$-	$-	$-	$-	$-

Three months ended June 30, 2016:
Net loss from operations before taxes	$201,268	$(49,745)	$(211,776)	$-	$(60,253)

As calculated at the statutory rate	36,151	(13,929)	(74,121)	-	(51,899)

Permanent differences	-	28	-	-	28
Change in valuation reserves	(36,151)	13,901	74,121	-	51,871

Provision for income taxes	$-	$-	$-	$-	$-

Six months ended June 30, 2017:
Net loss from operations before taxes	$(549,727)	$(4,817)	$(333,628)	$-	$(888,172)

As calculated at the statutory rate	(98,771)	(1,349)	(116,770)	-	(216,890)

Permanent differences	-	63	-	-	63
Change in valuation reserves	98,771	1,286	116,770	-	216,827

Provision for income taxes	$-	$-	$-	$-	$-

Six months ended June 30, 2016:
Net loss from operations before taxes	$(70,825)	$(101,142)	$(334,861)	$-	$(506,828)

As calculated at the statutory rate	(12,560)	(28,320)	(117,201)	-	(158,081)

Permanent differences	-	55	-	-	55
Change in valuation reserves	12,560	28,265	117,201	-	158,026

Provision for income taxes	$-	$-	$-	$-	$-

Permanent differences are principally related to loss on disposal of property and equipment, interest and penalties and unallowable expenses.

The Company and Group members remain subject to tax examinations for the two years ended December 31, 2016 in Switzerland and South Africa, for the eight years ended December 31, 2016 in the U.S and for the six years ended December 31, 2016 in Brazil.

During June 2016, the IRS levied penalties of $120,000 relating to filings of United States income tax returns for the year ended December 31, 2014 and December 31, 2015 beyond the required deadlines. These penalties have been provided for in current liabilities as at June 30, 2017. The Company has proposed settlements of these penalties to the IRS, but as of June 30, 2017 had not received a response from the IRS.

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

Three and six months ended June 30, 2017 and 2016

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

10. Commitments, Contingencies and Tax Obligation

Lease Commitments

On June 1, 2014, the Company leased new office and workshop facilities for a one-year term with an automatic extension for another year unless cancelled with due notice. A new lease for these premises was entered into on May 30, 2016 for an additional one-year term, commencing June 1, 2016, with an option for extension for another year with due notice. The Company did not extend the lease for the additional term, and has vacated the premises. The monthly rent for the workshop lease was approximately $850. In addition to the payments that were required under the workshop lease, payments are made for space rentals on an as-needed basis. The total rent expense was approximately $2,300 and $3,600 and $6,200 and $6,800 for the three and six months ended June 30, 2017 and 2016, respectively. Rent expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

SurePure, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2017 and 2016

The are no further rent commitments under the above lease for the year ending December 31, 2017.

Payroll Tax Obligations

During 2013, SPMSA received notification from the South African Revenue Service (“SARS”) regarding unpaid payroll taxes of approximately $185,000.  SPMSA requested additional time to arrange a payment plan that is suitable to both parties and commenced making monthly payments to SARS. Due to insufficient funds the SPMSA has been unable to continue making additional payments in this regard and has requested additional time to arrange a payment plan that is suitable to both parties. As at June 30, 2017 and December 31, 2016, the unpaid balance of this liability was approximately $110,000 and $105,000, respectively and is included in accounts payable and other current liabilities in the accompanying Consolidated Balance Sheets. Effective October 31, 2014, SARS placed a collection order on the bank account of SPMSA for the outstanding amounts due.

Additionally, the Company has payroll tax and social security obligations in Switzerland relating to the employment of the chief financial officer by SPOAG. As at June 30, 2017 and December 31, 2016, the unpaid balance of this liability was approximately $242,000 and $246,000, respectively and is included in accounts payable and other current liabilities in the accompanying Consolidated Balance Sheets. The Company entered into a payment plan with the Swiss authorities, but has been unable to keep up-to-date with these payments.

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

SurePure, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2017 and 2016

Employment and Consulting Agreements

The Company has entered into agreements to secure the services of two executives.  These agreements provide for annual compensation and require a minimum termination notice period by the employer of three months. Both executives are stockholders of the Company. The total compensation to these executives was approximately $140,300 and $139,000 and $276,500 and $286,000 for the three and six months ended June 30, 2017 and 2016 respectively. The minimum amount due under these agreements is approximately $140,500 over the year ending December 31, 2017.

The Company has entered into agreements with third party consultants and institutions for consulting, research and professional services.  These agreements can be terminated by either party with between one and three months written notice or immediately if for cause.  The amounts due vary according to the nature of the service arrangement and the length of notice required for termination. The minimum amount due under these agreements is approximately $73,900 over the year ending December 31, 2017.

11. Subsequent Events

The Company has evaluated its subsequent events since June 30, 2017. The Company has determined that, other than as noted under notes 5 and 10 to the consolidated financial statements, there were no material subsequent events requiring adjustment to or disclosure in these consolidated financial statements.

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

The Company has generated recurring losses and expects to incur additional losses as it expands its photopurification technology and develops marketing, sales and financial plans. As reflected in the accompanying audited consolidated financial statements, the Company’s total consolidated liabilities exceed total consolidated assets at June 30, 2017 and December 31, 2016 by $2,524,712 and $1,724,336, respectively.

SurePure, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2017 and 2016

To date, the Company’s cash flow has been funded with cash investments by its shareholders, certain third parties and to a considerably lesser extent, revenue. These inflows have been insufficient to enable the company to cover its costs and, as disclosed in Notes 4 and 6 to the Consolidated Financial Statements resulting from the inability to settle liabilities with cash, the Company issued Common Stock to settle a portion of its liabilities during the six months ended June 30, 2017. Additionally, as disclosed in Note 10 to the consolidated financial statements, with respect to payroll tax obligations due in both Switzerland and South Africa and tax penalties due the IRS, the Company has been unable to meet its obligations for payment of its taxes and the filing of tax returns.

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

Management is currently pursuing plans to address the cash flow requirements of the Company for the year ending December 31, 2017 and beyond. The Company is engaged in discussions with current and other potential investors, and the Company is also considering additional offerings of Common Stock. The Company was not, however, able to secure significant additional equity financing during the six months to June 30, 2017 from existing shareholders or otherwise, despite its efforts to do so. In addition, although the Company has projected that increase in the commercialization of its technology may provide additional cash flow for operations, it has not generated any significant new equipment sales orders in the past year.

The audited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Insufficient Funding

For the period from our inception on August 24, 2005 to June 30, 2017, we had net losses of approximately $37,400,000. During the six months to June 30, 2017, we continued to experience a significant shortfall in funding from investors. As a result, we require significant additional funding to maintain our operations and execute our business plan. If we are unable to obtain financing from our current shareholders or other sources, we will be unable to meet our business objectives and may scale back or even discontinue our operations until such time, if ever, that we are able to obtain financing. Notwithstanding our efforts to obtain financing, there is no assurance that any financing will be available on acceptable terms or at all. See “—Liquidity and Capital Resources.”

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

We have experienced negative cash flows from operations with respect to our business since our inception. As of June 30, 2017, we did not have adequate working capital resources to satisfy our current liabilities, and, as a result, we have substantial doubt about our ability to continue as a going concern. Based on our current projections, we are not assured that we will have the cash resources to enable us to continue to fund normal operations. In addition, during the year, we issued Common Stock in settlement of certain liabilities that we were unable to settle in cash.

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

During the period ended June 30, 2017, we focused on the following activities:

•	continuing with commercial trials with key customers;

•	concluding agreements with customers;

•	manufacturing, delivering and commissioning equipment ordered by customers; and

•	attempting to negotiate financing arrangements.

Subsequent to June 30, 2017, we have focused on the following activities:

•	continuing with commercial trials with key customers;

•	concluding agreements and accepting orders from new customers;

•	manufacturing, delivering and commissioning equipment ordered by customers; and

•	negotiating possible equity financing agreements.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2017 compared with our results of operations for the three and six months ended June 30, 2016:

	Three Months Ended:		Variance
	June 30, 2017	June 30, 2016	$	%

Revenues	$68,000	1,295,000	(1,227,000)	-95%

General and Administrative Expenses	355,000	544,000	(189,000)	-35%

Research and Development	-	45,000	(45,000)	-100%

Interest Expense	26,000	31,000	(5,000)	-16%

Net Loss	351,000	60,000	291,000	485%

	Six Months Ended:		Variance
	June 30, 2017	June 30, 2016	$	%

Revenues	$68,000	1,295,000	(1,227,000)	-95%

General and Administrative Expenses	690,000	954,000	(264,000)	-28%

Research and Development	3,000	58,000	(55,000)	-95%

Interest Expense	222,000	48,000	174,000	363%

Net Loss	888,000	507,000	381,000	75%

Revenues

We had revenue of $ 68,000 during the three months ended June, 2017, compared to the $1,295,000 for three months ended June 30, 2016. This due to the completion of a large installation in 2016. Similarly, revenue for the six months ended June 30, 2017 was approximately $68,000, a decrease of 95% compared to the $1,295,000 for the six months ended June 30, 2016.

Although we are negotiating certain agreements for the commercialization of our SurePure technology and although there are ongoing tests of our technology with potential customers, it is unlikely that any of those agreements as currently structured will generate significant amounts of revenue during the remainder of 2017. As a general matter, however, we expect that revenues will increase to the extent that our commercialization efforts are successful. These commercialization efforts seek to introduce our technology to a broader range of clients and geographic areas. Our business model is largely based on sales of equipment.

General and Administrative Expenses

We had general and administrative expenses of approximately $335,000 during the three months ended June 30, 2017, representing a 35% decrease as compared with approximately $544,000 during the three months ended June 30, 2016. For the six months ended June 30, 2017, general and administrative expenses of approximately $690,000 were 28% lower than the comparable expenses of $954,000 for the six months ended June 30, 2016. This decreases as compared to 2016 were primarily due IRS penalties incurred during 2016, as well as reduced administrative and travel expenditures.

General and administrative expenses are largely attributable to employment costs, professional and consulting fees and business travel expenses.

Research and Development Expenses

We incurred no research and development expenses for the three months ended June 30, 2017, representing a 100% decrease as compared with approximately $45,000 for the three months ended June 30, 2016. Research and development expenses for the six months ended June 30, 2017 were approximately $2,600, or 95% lower than the approximately $58,000 of research and development expenses for the six months ended June 30, 2016. This decreases as compared to 2016 were primarily due to timing of research work related to new client development.

We expect that our research and development expenses will increase in future periods as we pursue new applications and clients for our technology.

Net Interest Expense

We had net interest expense of approximately $26,000 for the three months ended June 30, 2017, representing a 16% decrease, as compared to approximately $31,000 of net interest expense for the three months ended June 30, 2016. Interest expense was approximately $222,000 for the six months ended June 30, 2017, representing a 363% increase as compared to approximately $48,000 of interest expense for the six months ended June 30, 2016. This increase was mainly due to our issuance of notes in the principal amount of $330,000 during February 2016 and $42,900 during May 2017.

Net Loss

For the reasons discussed above, we had a net loss of approximately $351,000 for the three months ended June 30, 2017, compared with a net loss of approximately $60,000 for the three months ended June 30, 2016. Net losses for the six months ended June 30, 2017 were approximately $888,000 as compared to net losses of approximately $507,000 for the six months ended June 30, 2016, or an increase of 73%.

We did not generated sufficient revenue to fund our operations for the six months ended June 30, 2017. We expect our net losses to occur from time to time until such time as our commercialization efforts for our technology produce an increase in revenues sufficient to meet the cost of our operations on an ongoing basis.

Income Tax Expense (Benefit)

We have realized net operating losses in Switzerland, South Africa and the United States. In addition to net operating losses in prior periods, our net operating losses may result in a potential future income tax benefit, to the extent that any unexpired net operating loss carry-forwards can offset future operating profits.

Impact of Inflation

We believe that inflation has not had a material effect on our operations for the period from August 24, 2005 (when our operations began) to June 30, 2017.

Capital Expenditures

We did not invest in property and equipment during the six months ended June 30, 2017.

Liquidity and Capital Resources

Our principal sources of liquidity have historically been through sales of our Common Stock to our investors. During the six months ended June 30, 2017, however, we were unable to obtain significant additional equity funding.

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

The following table summarizes our financial position at June 30, 2017, compared with our financial position at December 31, 2016:

	As of:		Variance
	June 30, 2017	December 31, 2016	$	%

Cash	$-	-	-	-%

Other Current Assets	30,000	40,000	(10,000)	-25%

Total Assets	84,000	102,000	(18,000)	-18%

Current Liabilities	2,610,000	1,827,000	783,000	43%

As noted above under “Insufficient Funding” and as also noted below under this heading, our current cash resources are extremely limited.

As of June 30, 2017, we had no significant amount of cash and other current assets of approximately $30,000, consisting of prepaid expenses, and total assets of approximately $84,000. As of June 30, 2017, we had approximately $7,000 of accounts receivable. As of June 30, 2017, we had current liabilities of approximately $2,610,000, consisting of accounts payable, accounts payable to related parties, accrued liabilities and convertible note and associated derivative liability. Of this amount, approximately $459,000 represented liabilities that were due to officers and directors, an increase in liabilities to officers and stockholders of approximately $221,000 as compared to such amount as of December 31, 2016.

Our shareholders’ deficit was approximately $2,524,712 as of June 30, 2017, compared with deficit of approximately $1,724,000 as of December 31, 2016.

Cash Flow Analysis

For the six months ended June 30, 2017 our cash utilised by operating activities was approximately $270,000, which amount corresponded mainly to net losses from our operations reduced by non cash interest and loss on debt settlements and offset by increases in liabilities and amounts due to officers and stockholders. We expect to continue to have periods of negative cash flows from operating activities until such time as we fully commercialize our technology.

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

As of June 30, 2017, we had no off-balance sheet arrangements.

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

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures, management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were not effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2017, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As more fully disclosed in our Current Report filed on April 3, 2017, on March 29, 2017 we issued 691,467 shares of our Common Stock to SBI. In the Note Purchase Agreement, dated , SBI represented to us that it was an accredited investor, as such term is defined in Rule 501(a) promulgated under the Securities Act of 1933, as amended (the “1933 Act”).

On May 30, 2017, we sold 1,250,000 shares of our Common Stock to an investor for a cash purchase price of $125,000 under a subscription agreement in which the investor represented that he was an accredited investor.

Accordingly, the offerings and sales of the above-referenced shares were exempt from the registration requirements of the 1933 Act as an offering not involving any public offering.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Document *

101.DEF	XBRL Taxonomy Extension Definition Document *

101.LAB	XBRL Taxonomy Extension Labeled Document *

101.PRE	XBRL Taxonomy Extension Presentation Document *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SurePure,, Inc.

Date: September 28, 2017	By:	/s/ Guy R Kebble
		Name:	Guy R Kebble
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: September 28, 2017	By:	/s/ Stephen M. Robinson
		Name:	Stephen M. Robinson
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Document *

101.DEF	XBRL Taxonomy Extension Definition Document *

101.LAB	XBRL Taxonomy Extension Labeled Document *

101.PRE	XBRL Taxonomy Extension Presentation Document *

*	Filed herewith.

